Form 10-Q
period 2016-03-31
FUSE ENTERPRISES INC.
filed 2016-05-25
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-202948

Fuse Enterprises Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1017473
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

510 Clinton Square Rochester, New York	14604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (585) 939-7588

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 25, 2016
Common Stock, $0.001 par value	9,030,000

FUSE ENTERPRISES INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUSE ENTERPRISES INC.

For the Six Months Ended March 31, 2016 and 2015

(Unaudited)

FUSE ENTERPRISES INC. CONDENSED BALANCE SHEETS (UNAUDITED)
	March 31, 2016	September 30, 2015
ASSETS
Current Assets:
Cash	$ 9,614	$ 13,581
Prepaid expenses	199	199
Total current assets	9,813	17,300
Property and equipment, net	2,889	3,520
Total Assets	$ 12,702	$ 17,300

LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 8,187	$ 10,652
Accounts payable - related parties	21,000	15,000
Total current liabilities	29,187	25,652
Total Liabilities	29,187	25,652

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,500,000 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	5,500	5,500
Accumulated deficit	(21,985)	(13,852)
Total stockholders' (deficit)	(16,485)	(8,352)
Total Liabilities and Stockholder's (Deficit)	$ 12,702	$ 17,300

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Revenue	$ 7,825	$ 4,500	$ 14,325	$ 15,200
Cost of revenue	2,076	2,385	4,026	4,485
Gross profit	5,749	2,115	10,299	10,715

Operating Expenses:
Compensation – officers	1,050	900	2,100	1,800
Professional fees	5,750	7,000	5,750	8,500
General and administrative	7,938	2,967	10,582	5,824
Total operating expenses	14,738	10,867	18,432	16,124
Loss from Operations	(8,989)	(8,752)	(8,133)	(5,409)
Income tax provision	-	-	-	-
Net Loss	$ (8,989)	$ (8,752)	$ (8,133)	$ (5,409)

Net Loss Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Outstanding - Basic and Diluted	5,500,000	5,500,000	5,500,000	4,807,692

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’(DEFICIT) (UNAUDITED)
Description	Common stock		Accumulated Deficit	Total
	Shares	Amount

Balance at Inception (December 24, 2013)	-	$ -	$ -	$ -

Net loss	-	-	(9,245)	(9,245)
Balance – September 30, 2014	-	-	(9,245)	(9,245)

Common stock issued for cash at $0.001 per share	5,500,000	5,500	-	5,500
Net income (loss)	-	-	(4,607)	(4,607)
Balance – September 30, 2015	5,500,000	5,500	(13,852)	(8,352)

Net income (loss)	-	-	(8,133)	(8,133)
Balance – March 31, 2016	5,500,000	$ 5,500	$ (21,985)	$ (16,485)

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Operating Activities:
Net Loss	$ (8,133)	$ (5,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	631	227
Changes in Operating Assets and Liabilities-
Prepaid expenses	-	-
Accounts payable and accrued liabilities	(2,465)	963
Accounts payable - related party	6,000	6,000
Net Cash Provided by Operating Activities	(3,967)	1,781

Investing Activities:
Acquisition of property and equipment	-	(2,964)
Net Cash Used in Investing Activities	-	(2,964)

Financing Activities:
Proceeds from issuance of common stock	-	5,500
Net Cash Provided by Financing Activities	-	5,500

Net Change in Cash	(3,967)	4,317
Cash - Beginning of Period	13,581	914
Cash - End of Period	$ 9,614	$ 5,231

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Enterprises Inc. is a full service online marketing agency.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2015 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on March 31, 2016.

Development Stage company

Fuse Enterprises Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (December 24, 2013) have been considered as part of the Company’s development stage activities.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Fuse Enterprises has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)

Valuation allowance for deferred tax assets:Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the double declining method (200%) over the assets estimated useful life of five (5) years for computer equipment and seven (7) years for office furniture.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

 In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2016 and 2015.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied.

Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially debt or equity instruments issued and outstanding at any time during the six-month periods ended March 31, 2016 and 2015.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had accumulated deficit at March 31, 2016, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.

Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment at March 31, 2016 and September 30, 2015 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2016	September 30, 2015

Computer equipment	5	$ 3,089	$ 3,089
Less accumulated depreciation		(1,086)	(616)
Computer equipment, net		2,003	2,473
Office furniture	7	1,289	1,289
Less accumulated depreciation		(403)	(242)
Office furniture, net		886	1,047
Total property and equipment, net		$ 2,889	$ 3,520

Depreciation expense

Depreciation expense for the six-month periods ended March 31, 2016 and 2015 was $631 and $227, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six-month periods ended March 31, 2016 and 2015 were as follows:

	For the Six Months Ended March 31, 2016		For the Six Months Ended March 31, 2015

President, Chief Executive Officer	$3,000		$3,000
Chief Financial Officer, Secretary and Treasurer	3,000		3,000
	$6,000	*	$6,000	*

* - During the six-month period ended March 31, 2016, $3,900 (March 31, 2015: $4,200) of these related party consulting services was recognized in cost of revenues and $2,100 (March 31, 2015: $1,800) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of March 31, 2016 and September 30, 2015 the Company owed its directors and officers $21,000 and $15,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Note 6 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

In October 2014, the Company sold 5,500,000 shares of its common stock at par to its directors for $5,500 in cash.

Note 7 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the six-month periods ended March 31, 2016 and 2015.

	For the Six Months Ended March 31, 2016	For the Six Months Ended March 31, 2015

Company A	20.94%	-%
Company B	56.37%	-%
Company C	22.69%	-%
Company D	-%	42.76%
Company E	-%	27.63%
Company F	-%	29.61%
	100.00%	100.00%

Note 8 – Subsequent Events

Subsequent to the six-month period ended March 31, 2016, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. The Company completed the sale of 3,530,000 shares of common stock at $0.01 per share for total proceeds of $35,300 pursuant to this Registration Statement.

In accordance with ASC 855-10 we have analyzed our operations subsequent to March 31, 2016 to the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

Fuse Enterprises Inc. (the “Company” “we”, “us” or “our”) is a digital marketing company.  We generate our revenue by delivering complete marketing solutions to small and medium size businesses. Whether our client needs to develop a social media presence strategy, create a new website, or employ innovative online marketing techniques, we can provide services from across the digital marketing spectrum.

Fuse Enterprises Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (December 24, 2013) have been considered as part of the Company’s development stage activities.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Fuse Enterprises has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Our current services include:

Marketing. We offer a wide variety of online marketing service to meet our clients’ needs. Our services include Search Engine Optimization (SEO), Pay-Per-Click (PPC) management, affiliate marketing, content creation and marketing, e-mail marketing, Conversion Rate Optimization (CRO) and social media marketing.

Strategy. The foundation of an effective online strategy is based upon an intimate understanding of the offering, the business and its online objectives. Strategy is the starting point of any project. We work with clients to set objectives for each marketing campaign. Using analytics, each campaign is analyzed for its effectiveness. Our marketing strategy planning services include digital review, research & analysis, and campaign planning.

Social Media Services. We enable our customers to create an online presence, which builds their customer base. This enables our clients to keep in touch with their customers, supporters, and other businesses using popular social networks such as Facebook, Twitter, and Google+. We attract freelance researchers, bloggers and writers to find relevant information about our clients and writes posts, tweets, and comments, which can be posted on relevant social networks. This is used to increase company visibility and create social media interactions with their potential customers. These activities can also help improve our customers’ search engine rankings. Our social media services include strategy development, research & auditing, social media guidelines, social asset creation, brand monitoring, social advertising, responsive support and reporting & analysis.

Website Design.  We offer custom website design services for websites targeted at traditional desktop and laptop users, as well as sites optimized for consumption on mobile devices. Our management and our freelance website design team is composed of experienced web design and creation professionals and graphic designers who create customized websites tailored to the needs and goals of our customers.

Results of operations for the three-month periods ended March 31, 2016 and 2015.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended March 31, 2016 and 2015 was $7,825 and $4,500 respectively. Our cost of revenues for the three-month period ended March 31, 2016 was $2,076 (March 31, 2015: $2,385) resulting in a gross profit of $5,749 (March 31, 2015: $2,115).

Costs and Expenses

The major components of our expenses for the three- month periods ended March 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	Increase (Decrease)

Compensation - officers	$ 1,050	$ 900	$ 150
Professional fees	5,750	7,000	(1,250)
General and administrative	7,938	2,967	4,971
	$ 14,738	$ 10,867	$ 3,871

The increase in our operating costs for the three months ended March 31, 2016, compared to the same period in our fiscal 2015, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in fees associated with filing of our Registration Statement on the Form S-1 with the Securities and Exchange Commission. General and administrative expenses of $7,938 incurred during the three months ended March 31, 2016 consisted of filing fees of $3,090 (March 31, 2015: $80), accounting fees of $2,500 (March 31, 2015: $1,500), depreciation expense of $316 (March 31, 2015: $227), office expenses of $500 (March 31, 2015: $637), office rent of $597 (March 31, 2015: $507), travel expenses of $731 (March 31, 2015: $0) and bank charges of $204 (March 31, 2015: $16).

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month periods ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015

President, Chief Executive Officer	$1,500		$1,500
Chief Financial Officer, Secretary and Treasurer	1,500		1,500
	$3,000	*	$3,000	*

      * - During the three-month period ended March 31, 2016, $1,950 (March 31, 2015: $2,100) of these related party consulting services was    recognized in cost of revenues and $1,050 (March 31, 2015: $900) in officers’ compensation within operating expenses.

The President of the Company provides management consulting services to the Company. On July 1, 2014, we have entered into consulting agreements with Aleksandr Kriukov, our President, and Pavel Mikhalkov, our Chief Financial Officer. These agreements had a one year term and were renewed on July 1, 2015.  The term of the renewed agreements is indefinite. Fuse Enterprises can terminate these agreements by mutual written consent of all parties to the agreements with sixty (60) days advance written notice. During the three-month period ended March 31, 2016 the Company incurred $1,500 (March 31, 2015: $1,500) in management consulting services with the President of the Company. The Chief Financial Officer of the Company provides consulting services to the Company. During the three-month period ended March 31, 2016 consulting services of $1,500 (March 31, 2015: $1,500) were charged to operations.

A portion of consulting services for the three-month periods ended March 31, 2016 and 2015 directly related to sales provided by the President and Chief Financial Officer of the Company totaling $1,950 (March 31, 2015: $2,100)  was recognized in cost of revenues and $1,050 (March 31, 2015: $900) in officer’s compensation within operating expenses.

Results of operations for the six-month periods ended March 31, 2016 and 2015.

Revenue

Our gross revenue from consulting services for the six-month periods ended March 31, 2016 and 2015 was $14,325 and $15,200 respectively. Our cost of revenues for the six-month periods ended March 31, 2016 was $4,026 (March 31, 2015: $4,485) resulting in a gross profit of $10,299 (March 31, 2015: $10,715).

Costs and Expenses

The major components of our expenses for the six- month periods ended March 31, 2016 and 2015 are outlined in the table below:

	For the Six Months Ended March 31, 2016	For the Six Months Ended March 31, 2015	Increase (Decrease)

Compensation - officers	$ 2,100	$ 1,800	$ 300
Professional fees	5,750	8,500	(2,750)
General and administrative	10,582	5,824	4,758
	$ 18,432	$ 16,124	$ 2,308

The increase in our operating costs for the six months ended March 31, 2016, compared to the same period in our fiscal 2015, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in fees associated with filing of our Registration Statement on the Form S-1 with the Securities and Exchange Commission. General and administrative expenses of $10,582 incurred during the six months ended March 31, 2016 consisted of filing fees of $3,090 (March 31, 2015: $405), accounting fees of $4,000 (March 31, 2015: $3,500), depreciation expense of $631 (March 31, 2015: $227), office expenses of $731 (March 31, 2015: $755), office rent of $1,194 (March 31, 2015: $507), travel expenses of $731 (March 31, 2015: $368) and bank charges of $204 (March 31, 2015: $63). Legal expenses were $0 (March 31, 2015: $2,000)

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six-month periods ended March 31, 2016 and 2015 were as follows:

	For the Six Months Ended March 31, 2016		For the Six Months Ended March 31, 2015

President, Chief Executive Officer	$3,000		$3,000
Chief Financial Officer, Secretary and Treasurer	3,000		3,000
	$6,000	*	$6,000	*

* - During the six-month period ended March 31, 2016, $3,900 (March 31, 2015: $4,200) of these related party consulting services was recognized in cost of revenues and $2,100 (March 31, 2015: $1,800) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of March 31, 2016 and September 30, 2015 the Company owed its directors and officers $21,000 and $15,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	March 31,	September 30,
	2016	2015

Total current assets	$9,813	$17,300
Total current liabilities	(29,187)	(25,652)
Working capital (deficiency)	$(19,374)	$(8,352)

Liquidity

Our internal liquidity is provided by our operations. During the six-month periods ended March 31, 2016 and 2015 the Company reported net loss from operations of $8,133 and $5,409, respectively.

To date we financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients. We have sold 5,500,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $5,500 during the period from inception to March 31, 2016.

Subsequent to the six-month period ended March 31, 2016, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. The Company completed the sale of 3,530,000 shares of common stock at $0.01 per share for total proceeds of $35,300 pursuant to this Registration Statement.

If we are not successful in expanding our clientele base, maintaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2016	For the Six Months Ended March 31, 2015

Net cash provided (used) by operating activities	$(3,967)	$1,781
Net cash used in investing activities	-	(2,964)
Net cash provided by financing activities	-	5,500
Net increase (decrease) in cash	$(3,967)	$4,317

We have generated revenues of $14,325 and $15,200 during the six-month periods ended March 31, 2016 and 2015, respectively. In addition to cash received from marketing and web development services, during the period ended March 31, 2015, we received proceeds of $5,500 from sale of our common stock to our officers and directors at $0.001 per share. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash provided by (used by) operating activities as of March 31, 2016 of $(3,967) (March 31, 2015: $1,781) is a net result of cash generated from sales of our marketing and web development services, sales of our common stock and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include funding general operating expenses (legal and professional expenses, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the six-month period ended March 31, 2016, include an increase of $6,000 (March 31, 2015: $6,000) in the officers’ accrued compensation and decrease in accounts payable and accrued liabilities of $2,465. The decrease in accounts payable reflected the company’s payments to the vendors during the six months ended March 31, 2016. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the six months ended March 31, 2016 and 2015 that remained unpaid as at the end of this period.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the six-month period ended March 31, 2016 .

During the six-month period ended March 31, 2015 we used a portion of our cash of $2,964 provided by operating activities for purchasing computer and office equipment.

Cash Flows from Financing Activities

During the six-month period ended March 31, 2015 the Company sold 5,500,000 shares of common stock at par value to the Company Directors for $5,500 in cash. We did not generate any cash from financing activities during the six-month period ended March 31, 2016.

Subsequent to the six-month period ended March 31, 2016, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. The Company completed the sale of 3,530,000 shares of common stock at $0.01 per share for total proceeds of $35,300 pursuant to this Registration Statement.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended September 30, 2015, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month periods ended March 31, 2016 and 2015.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER    DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
10.1	Management Consultant Agreement (President). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 2, 2016.
10.2	Management Consultant Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 2, 2016.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

   *  Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2016

FUSE ENTERPRISES INC.

By:	/s/ Aleksandr Kriukov
Aleksandr Kriukov
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Fuse Enterprises Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Aleksandr Kriukov	President, C.E.O. and Director	May 25, 2016
Aleksandr Kriukov
/s/ Pavel Mikhalkov	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 25, 2016
Pavel Mikhalkov