Form 10-Q
period 2016-06-30
FUSE ENTERPRISES INC.
filed 2016-08-15
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2016
Common Stock, $0.001 par value	9,030,000

FUSE ENTERPRISES INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUSE ENTERPRISES INC.

For the Nine Months Ended June 30, 2016 and 2015

(Unaudited)

FUSE ENTERPRISES INC. CONDENSED BALANCE SHEETS (UNAUDITED)
	June 30, 2016	September 30, 2015
ASSETS
Current Assets:
Cash	$ 27,885	$ 13,581
Prepaid expenses	199	199
Total current assets	28,084	17,300
Property and equipment, net	2,573	3,520
Total Assets	$ 30,657	$ 17,300

LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 9,648	$ 10,652
Accounts payable - related parties	24,405	15,000
Total current liabilities	34,053	25,652
Total Liabilities	34,053	25,652

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 9,030,000 and 5,500,000 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	9,030	5,500
Additional paid-in capital	31,770	-
Accumulated deficit	(44,196)	(13,852)
Total stockholders' (deficit)	(3,396)	(8,352)
Total Liabilities and Stockholder's (Deficit)	$ 30,658	$ 17,300

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenue	$ 3,600	$ 8,250	$ 17,925	$ 23,450
Cost of revenue	1,500	2,249	5,526	6,733
Gross profit	2,100	6,001	12,399	16,717

Operating Expenses:
Compensation – officers	1,500	1,050	3,600	2,850
Professional fees	5,031	565	10,781	9,065
General and administrative	17,780	2,643	28,362	8,467
Total operating expenses	24,311	4,258	42,743	20,382
Income (Loss) from Operations	(22,211)	1,743	(30,344)	(3,665)
Income tax provision	-	-	-	-
Net Income (Loss)	$ (22,211)	$ 1,743	$ (30,344)	$ (3,665)

Net Income (Loss) Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Outstanding - Basic and Diluted	8,051,978	5,500,000	6,347,555	5,038,462

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’(DEFICIT) (UNAUDITED)
Description	Common stock			Accumulated Deficit	Total
	Shares	Amount	Additional Paid-in Capital

Balance at Inception (December 24, 2013)	-	$ -	$ -	$ -	$ -

Net loss	-	-	-	(9,245)	(9,245)
Balance – September 30, 2014	-	-	-	(9,245)	(9,245)

Common stock issued for cash at $0.001 per share	5,500,000	5,500	-	-	5,500
Net income (loss)	-	-	-	(4,607)	(4,607)
Balance – September 30, 2015	5,500,000	5,500	-	(13,852)	(8,352)

Common stock issued for cash at $0.01 per share	3,530,000	3,530	31,770	-	35,300
Net income (loss)	-	-	-	(30,344)	(30,344)
Balance – June 30, 2016	9,030,000	$ 9,030	$ 31,770	$ (44,196)	$ (3,396)

The accompanying notes are an integral part of these financial statements.

FUSE ENTERPRISES INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Operating Activities:
Net Loss	$ (30,344)	$ (3,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	947	543
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	(1,004)	2,414
Accounts payable - related party	9,405	9,000
Net Cash Provided by Operating Activities	(20,996)	8,292

Investing Activities:
Acquisition of property and equipment	-	(4,378)
Net Cash Used in Investing Activities	-	(4,378)

Financing Activities:
Proceeds from issuance of common stock	35,300	5,500
Net Cash Provided by Financing Activities	35,300	5,500

Net Change in Cash	14,304	9,414
Cash - Beginning of Period	13,581	914
Cash - End of Period	$ 27,885	$ 10,328

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

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

(iii)

Valuation allowance for deferred tax assets:Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2016 and 2015.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the nine-month periods ended June 30, 2016 and 2015.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2016, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2016 and September 30, 2015 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2016	September 30, 2015

Computer equipment	5	$ 3,089	$ 3,089
Less accumulated depreciation		(1,321)	(616)
Computer equipment, net		1,768	2,473
Office furniture	7	1,289	1,289
Less accumulated depreciation		(484)	(242)
Office furniture, net		805	1,047
Total property and equipment, net		$ 2,573	$ 3,520

Depreciation expense

Depreciation expense for the nine-month periods ended June 30, 2016 and 2015 was $947 and $543, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine-month periods ended June 30, 2016 and 2015 were as follows:

	For the Nine Months Ended June 30, 2016		For the Nine Months Ended June 30, 2015

President, Chief Executive Officer	$4,500		$4,500
Chief Financial Officer, Secretary and Treasurer	4,500		4,500
	$9,000	*	$9,000	*

* - During the nine-month period ended June 30, 2016, $5,400 (June 30, 2015: $6,150) of these related party consulting services was recognized in cost of revenues and $3,600 (June 30, 2015: $2,850) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2016 and 2015, the advance balance was $405 and $Nil respectively.

As of June 30, 2016 and September 30, 2015 the Company owed its directors and officers $24,405 and $15,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Note 6 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

In October 2014, the Company sold 5,500,000 shares of its common stock at par to its directors for $5,500 in cash.

During the interim period ended June 30, 2016, the Company sold 3,530,000 common shares at $0.01 per share for total proceeds of $35,300.

Note 7 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the nine-month periods ended June 30, 2016 and 2015.

	For the Nine Months Ended June 30, 2016	For the Nine Months Ended June 30, 2015

Company A	16.7%	-%
Company B	45.1%	-%
Company C	18.1%	-%
Company D	20.1%	-%
Company E	-%	27.7%
Company F	-%	17.9%
Company G	-%	19.2%
Company H	-%	11.7%
Company I	-%	23.5%
	100.00%	100.00%

Note 8 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2016 to the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended June 30, 2016 and 2015 was $3,600 and $8,250 respectively. Our cost of revenues for the three-month period ended June 30, 2016 was $1,500 (June 30, 2015: $2,249) resulting in a gross profit of $2,100 (June 30, 2015: $6,001).

Costs and Expenses

The major components of our expenses for the three- month periods ended June 30, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	Increase (Decrease)

Compensation - officers	$ 1,500	$ 1,050	$ 450
Professional fees	5,031	565	4,466
General and administrative	17,780	2,643	15,137
	$ 24,311	$ 4,258	$ 20,053

The increase in our operating costs for the three months ended June 30, 2016, compared to the same period in our fiscal 2015, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in consulting fees associated with DTC eligibility of our common stock. General and administrative expenses of $17,780 incurred during the three months ended June 30, 2016 consisted of filing fees of $635 (June 30, 2015: $1,555), accounting fees of $2,065 (June 30, 2015: $0), consulting fees of $8,500 (June 30, 2015: $0), depreciation expense of $315 (June 30, 2015: $315), office expenses of $540 (June 30, 2015: $174), office rent of $608 (June 30, 2015: $598), travel expenses of $4,570 (June 30, 2015: $0) and bank charges of $547 (June 30, 2015: $0).

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month periods ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015

President, Chief Executive Officer	$1,500		$1,500
Chief Financial Officer, Secretary and Treasurer	1,500		1,500
	$3,000	*	$3,000	*

      * - During the three-month period ended June 30, 2016, $1,500 (June 30, 2015: $1,950) of these related party consulting services was    recognized in cost of revenues and $1,500 (June 30, 2015: $1,050) in officers’ compensation within operating expenses.

The President of the Company provides management consulting services to the Company. On July 1, 2014, we have entered into consulting agreements with Aleksandr Kriukov, our President, and Pavel Mikhalkov, our Chief Financial Officer. These agreements had a one year term and were renewed on July 1, 2015.  The term of the renewed agreements is indefinite. Fuse Enterprises can terminate these agreements by mutual written consent of all parties to the agreements with sixty (60) days advance written notice. During the three-month period ended June 30, 2016 the Company incurred $1,500 (June 30, 2015: $1,500) in management consulting services with the President of the Company. The Chief Financial Officer of the Company provides consulting services to the Company. During the three-month period ended June 30, 2016 consulting services of $1,500 (June 30, 2015: $1,500) were charged to operations.

A portion of consulting services for the three-month periods ended June 30, 2016 and 2015 directly related to sales provided by the President and Chief Financial Officer of the Company totaling $1,500 (June 30, 2015: $1,950)  was recognized in cost of revenues and $1,500 (June 30, 2015: $1,050) in officer’s compensation within operating expenses.

Results of operations for the nine-month periods ended June 30, 2016 and 2015.

Revenue

Our gross revenue from consulting services for the nine-month periods ended June 30, 2016 and 2015 was $17,925 and $23,450 respectively. Our cost of revenues for the nine-month periods ended June 30, 2016 was $5,526 (June 30, 2015: $6,733) resulting in a gross profit of $12,399 (June 30, 2015: $16,717).

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2016 and 2015 are outlined in the table below:

	For the Nine Months Ended June 30, 2016	For the Nine Months Ended June 30, 2015	Increase (Decrease)

Compensation - officers	$ 3,600	$ 2,850	$ 750
Professional fees	10,781	9,065	1,716
General and administrative	28,362	8,467	19,895
	$ 42,743	$ 20,382	$ 22,361

The increase in our operating costs for the nine months ended June 30, 2016, compared to the same period in our fiscal 2015, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan, an increase in professional fees and an increase in consulting fees associated with DTC eligibility of our common stock. General and administrative expenses of $28,362 incurred during the nine months ended June 30, 2016 consisted of filing fees of $3,725 (June 30, 2015: $1,960), accounting fees of $6,065 (June 30, 2015: $3,500), consulting fees of $8,500 (June 30, 2015: $0), depreciation expense of $946 (June 30, 2015: $543), office expenses of $1,271 (June 30, 2015: $929), office rent of $1,803 (June 30, 2015: $1,105), travel expenses of $5,301 (June 30, 2015: $367) and bank charges of $751 (June 30, 2015: $63). Legal expenses were $0 (June 30, 2015: $2,000)

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine-month periods ended June 30, 2016 and 2015 were as follows:

	For the Nine Months Ended June 30, 2016		For the Nine Months Ended June 30, 2015

President, Chief Executive Officer	$4,500		$4,500
Chief Financial Officer, Secretary and Treasurer	4,500		4,500
	$9,000	*	$9,000	*

* - During the six-month period ended June 30, 2016, $5,400 (June 30, 2015: $6,150) of these related party consulting services was recognized in cost of revenues and $3,600 (June 30, 2015: $2,850) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

From time to time, the President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2016 and 2015, the advance balance was $405 and $Nil respectively.

As of June 30, 2016 and September 30, 2015 the Company owed its directors and officers $24,405 and $15,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	June 30,	September 30,
	2016	2015

Total current assets	$28,084	$17,300
Total current liabilities	(34,053)	(25,652)
Working capital (deficiency)	$(5,969)	$(8,352)

Liquidity

Our internal liquidity is provided by our operations. During the nine-month periods ended June 30, 2016 and 2015 the Company reported net loss from operations of $30,344 and $3,665, respectively.

To date we financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients. We have sold 5,500,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $5,500 during the period from inception to March 31, 2016.

During the third quarter of our fiscal 2016 ended June 30, 2016, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. The Company completed the sale of 3,530,000 shares of common stock at $0.01 per share for total proceeds of $35,300 pursuant to this Registration Statement.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2016	For the Nine Months Ended June 30, 2015

Net cash provided (used) by operating activities	$(20,996)	$8,292
Net cash used in investing activities	-	(4,378)
Net cash provided by financing activities	35,300	5,500
Net increase (decrease) in cash	$14,304	$9,414

We have generated revenues of $17,925 and $23,450 during the nine-month periods ended June 30, 2016 and 2015, respectively. In addition to cash received from marketing and web development services, during the period ended June 30, 2016 and 2015, we received proceeds of $35,300 (June 30, 2015: $5,500) from sale of our common stock. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash provided by (used by) operating activities as of June 30, 2016 of $(20,996) (June 30, 2015: $8,292) is a net result of cash generated from sales of our marketing and web development services, sales of our common stock and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant source of funding for our operations. The major uses of our operating cash include funding general operating expenses (legal and professional expenses, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the nine-month period ended June 30, 2016, include an increase of $9,000 (June 30, 2015: $9,000) in the officers’ accrued compensation and decrease in accounts payable and accrued liabilities of $1,004. The decrease in accounts payable reflected the company’s payments to the vendors during the nine months ended June 30, 2016. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the nine months ended June 30, 2016 and 2015 that remained unpaid as at the end of this period.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the nine-month period ended June 30, 2016.

During the nine-month period ended June 30, 2015 we used a portion of our cash of $4,378 provided by operating activities for purchasing computer and office equipment.

Cash Flows from Financing Activities

During the nine-month period ended June 30, 2016, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. The Company completed the sale of 3,530,000 shares of common stock at $0.01 per share for total proceeds of $35,300 pursuant to this Registration Statement.

During the nine-month period ended June 30, 2015 the Company sold 5,500,000 shares of common stock at par value to the Company Directors for $5,500 in cash.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

OTCBB and OTCQB quotation

Our common stock has been quoted on the OTC Bulletin Board and in OTC Link since June 22, 2016 under the symbol “FSNT”. Subsequent to the nine-month period ended June 30, 2016 the Company filed an application with the OTC Markets Group, Inc. to be quoted on the OTCQB quotation medium. Our application was approved on August 8, 2016 and our common stock has been quoted on the OTC Links under the symbol “FSNT” effective August 9, 2016. We paid a one-time $2,500 application fee and $10,000 annual fees that covers a period from August 1, 2016 to July 31, 2017.

 To be eligible for trading on the OTCQB marketplace companies are required to:

-            Meet a minimum bid price test of $0.01 and not be subject to bankruptcy or reorganization proceedings. Securities that do not meet the minimum bid price test or that are in bankruptcy will be downgraded to OTC Pink;

-            Submit an application to OTCQB and pay an application and annual fee;

-            Submit an OTCQB Annual Certification confirming the Company Profile displayed on otcmarkets.com is current and complete and providing additional information on officers, directors, and controlling shareholders.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine-month periods ended June 30, 2016 and 2015, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month periods ended June 30, 2016 and 2015.

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

Date: August 15, 2016

FUSE ENTERPRISES INC.

By:	/s/ Aleksandr Kriukov
Aleksandr Kriukov
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Fuse Enterprises Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Aleksandr Kriukov	President, C.E.O. and Director	August 15, 2016
Aleksandr Kriukov
/s/ Pavel Mikhalkov	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 15, 2016
Pavel Mikhalkov