Form 10-Q
period 2016-12-31
FUSE ENTERPRISES INC.
filed 2017-02-13
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 333-202948

FUSE ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1017473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 E. Huntington Dr., Suite 105
Arcadia, CA 91006
 (Address of principal executive offices including zip code)

(626) 353-9991
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at February 10, 2017
Common Stock, $0.001 par value per share	9,030,000

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 (UNAUDITED) AND SEPTEMBER 30, 2016

	DECEMBER 31, 2016	SEPTEMBER 30, 2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$6,847,727	$8,165
Prepaid expenses	6,667	8,532

Total current assets	6,854,394	16,697

NON-CURRENT ASSETS
Property and equipment, net	-	2,258

Total non-current assets	-	2,258

TOTAL ASSETS	$6,854,394	$18,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,204	$7,742
Accounts payable - related parties	-	27,405
Convertible note	6,869,818	-

Total current liabilities	6,873,022	35,147

Total liabilities	6,873,022	35,147

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 9,030,000 shares issued and outstanding as of December 31, 2016 and September 30, 2016	9,030	9,030
Additional paid in capital	66,885	31,770
Accumulated deficit	(94,543)	(56,992)

Total stockholders’ deficit	(18,628)	(16,192)

TOTAL LIABILITIES AND EQUITY	$6,854,394	$18,955

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,
	2016	2015

Revenue	$-	$6,500

Cost of revenue	-	1,950

Gross profit	-	4,550

Operating expenses
Compensation - officers	-	1,050
General and administrative	37,370	2,644
Total operating expenses	37,370	3,694

Income (Loss) from operations	(37,370)	856

Non-operating expenses
Financial expense	181	-

Total non-operating expenses, net	181	-

Income (loss) before income tax	(37,551)	856
Income tax provision	-	-

Net income (loss)	$(37,551)	$856

Basic weighted average shares outstanding	9,030,000	5,500,000
Diluted weighted average shares outstanding	9,677,157	5,500,000

Basic net income (loss) per share	$(0)	$0
Diluted net income (loss) per share	$(0)	$0

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,551)	$856
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:
Depreciation	189	316
Changes in assets and liabilities:
Accounts receivable	-	(6,500)
Prepaid expenses	-	(2,000)
Accounts payable and accrued liabilities	(4,538)	(7,915)
Accounts payable - related party	-	3,000

Net cash used in operating activities	(41,900)	(12,243)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in paid in capital	11,645	-
Proceeds from convertible note	6,869,818	-

Net cash provided by financing activities	6,881,462	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6,839,562	(12,243)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,165	13,581

CASH AND EQUIVALENTS, END OF PERIOD	$6,847,727	$1,338

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Liabilities assumed by shareholders	$23,470	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (UNAUDITED) AND SEPTEMBER 30, 2016

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Fuse Enterprises”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Enterprises Inc. is a full service online marketing agency. On December 6, 2016, the Company incorporated Fuse Processing, Inc, (“Fuse Processing”) in the State of California. Fuse Processing is seeking opportunities in the mining business and is currently investigating potential mining targets in Asia and North America.  The Company is the sole shareholder of Fuse Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Fuse Enterprises, representing 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim consolidated financial information as of December 31, 2016, and for the three-month periods ended December 31, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of December 31, 2016, its interim consolidated results of operations and cash flows for the three-month periods ended December 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Development Stage Company

Fuse Enterprises Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since its inception on December 24, 2013 have been considered as part of the Company’s development stage activities.

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

For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Fuse Enterprises adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

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

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Plant, Property and Equipment

Plant, property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred; while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 10% salvage value and estimated lives as follows:

Building and workshops	20 years
Computer and office equipment	5 years
Office furniture	7 years
Decoration and renovation	10 years
Machinery	10 years
Autos	5 years

Depreciation of plant, property and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2016 and September 30, 2016.

Earnings per Share

Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended December 31, 2016 and 2015:

	Three months Ended December 31,
	2016	2015
Net income (loss)	$(37,551)	$856

Weighted average shares outstanding - basic	9,030,000	5,500,000
Effect of dilutive securities:
Convertible notes	647,157	-

Weighted average shares outstanding – diluted	9,677,157	5,500,000
Earnings (loss) per share – basic	$(0.00)	$0.00
Earnings (loss) per share – diluted	$(0.00)	$0.00

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $94,543 at December 31, 2016, working capital deficit of $18,628 and net loss of $37,551 for the three months ended December 31, 2016, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment
Property and equipment at December 31, 2016 and 2015 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2016	September 30, 2016

Computer equipment	5	$-	$3,089
Less accumulated depreciation		-	(1,556)
Computer equipment, net		-	1,533

Office furniture	7	-	1,289
Less accumulated depreciation		-	(564)
Office furniture, net		-	725
Total property and equipment, net		$-	$2,258

Depreciation expense

Depreciation expense for the three months ended December 31, 2016 and 2015 was $189 and $316, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three months ended December 31, 2016 and 2015 were as follows:

	For the Three Months Ended December 31, 2016		For the Three Months Ended December 31, 2015

President, Chief Executive Officer	$-		$1,500
Chief Financial Officer, Secretary and Treasurer	-		1,500
	$-	*	$3,000

Accounts Payable – Related Parties

As of December 31, 2016 and September 30, 2016 the Company owed its directors and officers $0 and $27,405 respectively.

Note 6 – Convertible Note

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with one of its major shareholders. Under the Agreement, the Company sold a Convertible Promissory Note to the lender with a principal amount of $6,869,818 and a 6% annual interest rate (the “Note”). The Note will mature on the date that is twenty-four months from the original issue date, and any outstanding principal and interest on the Note may be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  There is no beneficial conversion feature for the Note due to the conversion price being higher than the stock price at the time of the issuance of the Note.

Note 7 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common Stock

In October 2014, the Company sold 5,500,000 shares of its common stock to its directors at par value for an aggregate purchase price of $5,500 in cash.

During the fiscal year ended September 30, 2016, the Company sold 3,530,000 common shares at $0.01 per share for total proceeds of $35,300.

Paid in Capital

During the three months ended December 31, 2016, the former shareholder paid certain expenses and liabilities for the Company in the amount of $35,115, which was recorded as an increase of paid in capital.

Note 8 – Income Tax

Deferred Tax Assets

At December 31, 2016 and September 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $94,543 and $56,992, respectively, which may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $23,398, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	December 31, 2016	September 30, 2016
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$23,398	$8,549
Less valuation allowance	(23,398)	(8,549)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Federal statutory income tax expense (benefit) rate	(15.00)%	15.00%
Effect of State income tax expense (benefit) rate to federal tax	1.33%	-%
State statutory income tax (benefit) rate	(8.84)%	-%
Change in valuation allowance on net operating loss carry-forwards	22.51%	(15.00)%
Effective income tax rate	0.00%	0.00%

The Company follows ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. The Company had no liabilities for unrecognized tax benefits at December 31, 2016 and September 30, 2016.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the three months ended December 31, 2016 and 2015, the Company did not recognize any interest or penalties in the consolidated statement of operations, nor did the Company have any interest or penalties accrued in the consolidated balance sheet at December 31, 2016 and September 30, 2016 relating to unrecognized tax benefits.

The tax years 2015-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Note 9 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the three months ended December 31, 2016 and 2015.

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Company A	-%	46.15%
Company B	-%	53.85%
	-%	100.00%

Note 10 – Subsequent Events

The Company follows the guidance in ASC 855-10 for the disclosure of subsequent events. In January 2017, the Company's subsidiary paid $3 million to two nonaffiliated companies for mining equipment purchase and startup capital for the mining business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and those discussed in our most recent Annual Report on Form 10-K.

Overview

Fuse Enterprises Inc. (the “Company” or “Fuse Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Enterprises Inc. is a full service online marketing agency. On December 6, 2016, the Company incorporated Fuse Processing, Inc, (“Fuse Processing”) in the State of California. Fuse Processing is seeking business opportunities in the mining business and is currently investigating potential mining targets in Asia and North America.  Fuse Enterprises is the sole shareholder of Fuse Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Fuse Enterprises, representing 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company.

Results of operations for the three months ended December 31, 2016 and 2015.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.fuseenterprises.com).

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the three months ended December 31, 2016 and 2015 was $0 and $6,500, respectively. Our cost of revenues for the three months ended December 31, 2016 and 2015 was $0 and $1,950, respectively, resulting in a gross profit of $0 and $4,550 for the three months ended December 31, 2016 and 2015, respectively.  The Company did not generate any revenue during the three months ended December 31, 2016 due to the fact the Company did not receive any new orders for our consulting and website development services and the Company is also in the process of transforming its business by seeking new business opportunities.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	Increase (Decrease)

Compensation - officers	$-	$1,050	$(1,050)
General and administrative	37,370	2,644	34,726
	$37,370	$3,694	$33,676

The increase in our operating costs for the three months ended December 31, 2016, compared to three months ended December 31, 2015, was due to an increase in salary expenses of $10,833, an increase in travel expenses of $9,335, an increase in consulting fees of $5,544, and an increase in accounting and auditing expenses of $5,750, as a result of the Company becoming more aggressive in seeking business opportunities for its development and expansion.

Consulting services provided by the Company’s President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three months ended December 31, 2016 and 2015 were as follows:

	For the Three Months Ended December 31, 2016		For the Three Months Ended December 31, 2015

President, Chief Executive Officer	$-		$1,500
Chief Financial Officer, Secretary and Treasurer	-		1,500
	$-	*	$3,000

Accounts Payable – Related Parties

As of December 31, 2016 and September 30, 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2016	2016

Total current assets	$6,854,394	$16,697
Total current liabilities	(6,873,022)	(35,147)
Working capital (deficiency)	$(18,628)	$(18,450)

Liquidity

Our internal liquidity is provided by our operations. During the three months ended December 31, 2016 and 2015, the Company reported net loss from operations of $37,551 and net income from operations of $856, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Net cash used in operating activities	$(41,900)	$(12,243)
Net cash used in investing activities	-	-
Net cash provided by financing activities	6,881,462	-
Net increase (decrease) in cash	$6,839,562	$(12,243)

We have generated revenues of $0 and $6,500 during the three months ended December 31, 2016 and 2015, respectively. During the three months ended December 31, 2016, we received proceeds of $6,869,818 from sale of a convertible note and $11,645 from capital contributions.

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2016 and 2015 was $41,900 and $12,243, respectively.   The increase in net cash used in operating activities was mainly due to increased net loss.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three months ended December 31, 2016 and 2015.

Cash Flows from Financing Activities

During the three months ended December 31, 2016, we received proceeds of $11,645 through the payment of certain expenses made by our management as capital contributions, and $6,869,818 from issuing a convertible note to one of our major shareholders. We did not generate any cash from financing activities during the three months ended December 31, 2015.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2016. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with one of its major shareholders. Under the Agreement, the Company sold a Convertible Promissory Note to the lender with a principal amount of $6,869,818 and a 6% annual interest rate (the “Note”). The Note will mature on the date that is twenty-four months from the original issue date, and any outstanding principal and interest on the Note may be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  The Agreement was executed pursuant to an exemption from registration under Regulation S.  The Company intends to use the proceeds from the sale of the Note for operating expenses and the expansion of its business.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Convertible Promissory Note Purchase Agreement, dated December 19, 2016, by and between the Company and Landbond Home Limited.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE ENTERPRISES INC.

By:	/s/ Yong Zhang
Yong Zhang
Chief Executive Officer
(Principal Executive Officer)

February 13, 2017

By:	/s/ Roy Kang
Roy Kang
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 13, 2017