Form 10-Q
period 2017-03-31
FUSE ENTERPRISES INC.
filed 2017-05-11
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(626) 210-0000
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at May 8, 2017
Common Stock, $0.001 par value per share	9,030,000

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$3,292,672	$8,165
Accounts receivable	20,000	-
Interest receivable	18,146	-
Notes receivable	1,925,000	-
Deposit and prepaid expenses	1,172,118	8,532

Total current assets	6,427,936	16,697

NON-CURRENT ASSETS
Property and equipment, net	14,051	2,258

Total non-current assets	14,051	2,258

TOTAL ASSETS	$6,441,987	$18,955

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$7,742
Accounts payable - related parties	-	27,405
Deferred revenue	13,333	-
Other payables	64,526	-
Interest payable	14,312	-
Note payable	6,869,818	-

Total current liabilities	6,961,989	35,147

Total liabilities	6,961,989	35,147

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 9,030,000 shares issued and outstanding	9,030	9,030
Additional paid in capital	83,552	31,770
Accumulated deficit	(612,584)	(56,992)

Total stockholders’ deficit	(520,002)	(16,192)

TOTAL LIABILITIES AND DEFICIT	$6,441,987	$18,955

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2017	2016	2017	2016

Revenue	$-	$14,325	$-	$7,825

Cost of revenue	-	4,026	-	2,076

Gross profit	-	10,299	-	5,749

Operating expenses
General and administrative	522,120	18,432	484,750	14,738

Total operating expenses	522,120	18,432	484,750	14,738

Loss from operations	(522,120)	(8,133)	(484,750)	(8,989)

Non-operating expenses
Interest income	18,146	-	18,146	-
Interest expense	(57,821)	-	(57,821)	-
Consulting income	6,667	-	6,667	-
Financial expense	(463)	-	(282)	-

Total non-operating income, net	(33,472)	-	(33,291)	-

Loss before income tax	(555,592)	(8,133)	(518,041)	(8,989)
Income tax provision	-	-	-	-

Net loss	$(555,592)	$(8,133)	$(518,041)	$(8,989)

Basic and diluted weighted average shares outstanding	9,030,000	5,500,000	9,030,000	5,500,000

Basic and diluted net loss per share	$(0.06)	$(0)	$(0.06)	$(0)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED MARCH 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(555,592)	$(8,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	736	631
Amortization	161,414	-
Capital contribution from officer’s salary	16,667	-
Changes in assets and liabilities:
Accounts receivable	(20,000)	-
Prepaid expenses	(1,325,000)	-
Interest receivable	(18,146)	-
Deposit and prepaid expenses	13,333	-
Other payables	78,838	-
Accounts payable and accrued liabilities	-	(2,465)
Accounts payable - related party	-	6,000

Net cash used in operating activities	(1,647,749)	(3,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(1,925,000)	-
Acquisition of fixed assets	(14,598)	-
Net cash used in investing activities	(1,939,598)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in paid in capital	2,037	-
Proceeds from note	6,869,818	-

Net cash provided by financing activities	6,871,855	-

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	3,284,507	(3,967)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,165	13,581

CASH AND EQUIVALENTS, END OF PERIOD	$3,292,672	$9,614

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$43,508	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Enterprises”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Enterprises Inc. is a full service online marketing agency. On December 6, 2016, the Company incorporated Fuse Processing, Inc, (“Processing”) in the State of California. Processing seeks opportunities in the mining business and is currently investigating potential mining targets in Asia and North America.  The Company is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The CFS include the financial statements of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim CFS as of March 31, 2017, and for the six-month and three-month periods ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of March 31, 2017, its interim consolidated results of operations and cash flows for the six and three month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Development Stage Company

Enterprises is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification ("ASC").  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since its inception on December 24, 2013 have been considered as part of the Company's development stage activities.

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Fuse Enterprises adopted ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at March 31, 2017.

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

Building and workshops	20 years
Computer and office equipment	5 years
Office furniture	7 years
Decoration and renovation	10 years
Production machinery	10 years
Autos	5 years

Depreciation of plant, property and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB ASC for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Uncertain Tax Positions

The Company follows paragraph 740-10-25 of the FASB ASC. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2017 and September 30, 2016.

Earnings (Loss) per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Cash Flows Reporting

The Company follows paragraph  230-10-45-24 of the FASB ASC for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB ASC to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB ASC.

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its CFS.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its CFS.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

Note 3 – Going Concern

The accompanying CFS have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $612,584 at March 31, 2017, working capital deficit of $534,052 and net loss of $555,592 for the six months ended March 31, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2017 and September 30, 2016 consisted of the following:

	Estimated Useful Lives (Years)	2017	2016

Computer equipment	5	$1,852	$3,089
Less accumulated depreciation		(92)	(1,556)
Computer equipment, net		1,760	1,533

Office furniture	7	12,746	1,289
Less accumulated depreciation		(455)	(564)
Office furniture, net		12,291	725
Total property and equipment, net		$14,051	$2,258

Depreciation expense for the six months ended March 31, 2017 and 2016 was $736 and $631, respectively. Depreciation expense for the three months ended March 31, 2017 and 2016 was $547 and $315, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016

President, Chief Executive Officer	$-	$3,000
Chief Financial Officer, Secretary and Treasurer	-	3,000
	$-	$6,000

Accounts Payable – Related Parties

As of March 31, 2017 and September 30, 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Note 6 – Deposit and prepaid expenses

As of March 31, 2017 and September 30, 2016, the Company had deposit and prepaid expenses of $1,172,118 and $8,532, respectively.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month service term.  The consultant will provide Processing market research findings, explore and advise business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee. If Processing does not make any investment or enter into a business relationship with a target located in Mexico by the end of the service term, the consultant will refund Processing $1,000,000 of the consulting fee. During the six and three months ended March 31, 2017, the Company expensed $156,215 prepaid consulting expense.

The foregoing description of the Consulting and Strategist Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Consulting and Strategist Agreement which is filed herewith as Exhibit 10.2, and incorporated herein by reference.

Note 7 – Notes receivable and interest receivable

As of March 31, 2017 and September 30, 2016, the Company had notes receivable of $1,925,000 and $0, respectively.

In January 2017, the Company entered a series of promissory note agreements with a third-party company of $1,925,000.  These notes have a term of 12 months with interest of 5%, payable at the end of each March, June, September and December following the issue date.  For the three months ended March 31, 2017, the Company had interest income of $18,146. As of March 31, 2017, the Company had interest receivable of $18,146.

Note 8 – Other payables

As of March 31, 2017 and September 30, 2016, the Company had other payables of $64,526 and $0, respectively. As of March 31, 2017, other payables mainly consisted of payroll related payables of $11,074, withholding tax payable for interest paid to a foreign company of $13,053, payable for legal fee of $6,902, payable for travel and other expenses of $6,830, and payable for CFO salary of $26,667.

Note 9 – Note payable

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with one of its major shareholders (“Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the lender with a principal amount of $6,869,818 and interest of 6% (the “Note”). The Note was to mature on the date that is 24 months from the original issue date, and any outstanding principal and interest on the Note may be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  There is no beneficial conversion feature for the Note due to the conversion price being higher than the stock price at the time of the issuance of the Note.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder, and Trading.  The Amended Agreement amends and restates the Convertible Note Purchase Agreement, dated December 19, 2016, by and between the Company and the Purchaser.  Under the terms of the Amended Agreement, the existing Convertible Promissory Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser in the principal amount of the Original Note, $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, and at an interest rate of 3%.  The Purchaser does not have conversion rates under the new Note issued by Trading. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading.

As of March 31, 2017, the Company had an outstanding balance of $6,869,818 on this note.  During the three months ended March 31, 2017, the Company incurred interest expense of $57,821, and had interest payable of $14,312 as of March 31, 2017.

Note 10 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is 75,000,000 shares of common stock, par value $0.001 per share.

Common Stock

During the fiscal year ended September 30, 2016, the Company sold 3,530,000 common shares at $0.01 per share for $35,300.

Paid in Capital

During the six months ended March 31, 2017, the former shareholder paid certain expenses and liabilities for the Company of $35,115, and the former CEO (Mr. Yong Zhang) contributed his salary of $16,667 earned during his service term into the company, which were recorded as an increase of paid in capital.

Note 11 – Income Tax

Deferred Tax Assets

At March 31, 2017 and September 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $612,584 and $56,992, respectively, which may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $133,635 as of March 31, 2017, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	March 31, 2017	September 30, 2016
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$133,635	$8,549
Less valuation allowance	(133,635)	(8,549)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016

Federal statutory income tax expense (benefit) rate	(15.00)%	15.00%
Effect of State income tax expense (benefit) rate to federal tax	1.33%	-%
State statutory income tax (benefit) rate	(8.84)%	-%
Change in valuation allowance on net operating loss carry-forwards	22.51%	(15.00)%
Effective income tax rate	0.00%	0.00%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016

Federal statutory income tax expense (benefit) rate	(15.00)%	15.00%
Effect of State income tax expense (benefit) rate to federal tax	1.33%	-%
State statutory income tax (benefit) rate	(8.84)%	-%
Change in valuation allowance on net operating loss carry-forwards	22.51%	(15.00)%
Effective income tax rate	0.00%	0.00%

The Company follows FASB ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. The Company had no liabilities for unrecognized tax benefits at March 31, 2017 and September 30, 2016.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the six and three months ended March 31, 2017 and 2016, the Company did not recognize any interest or penalties in the consolidated statement of operations, nor did the Company have any interest or penalties accrued in the consolidated balance sheet at March 31, 2017 and September 30, 2016 relating to unrecognized tax benefits.

The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Note 12 – Commitments

Effective on January 1, 2017, Processing, as a sublessee, entered into a sublease rental agreement for the office space with a sublessor for a term of two years. The monthly rent is $1,897. The Company recorded rental expense of $5,691 and $0 for the six and three months ended March 31, 2017 and 2016, respectively.  The future annual minimum lease payment from March 31, 2017 is $22,764 for 2017 and $17,073 for 2018.

Note 13 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the six months ended March 31, 2017 and 2016.

	2017	2016

Company A	-%	20.94%
Company B	-%	56.37%
Company C	-%	22.69%
	-%	100.00%

Note 14 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined that the Company did not have any material subsequent events to disclose in its CFS other than the events discussed above.

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

Overview

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises Inc. is a full service online marketing agency. On December 6, 2016, the Company incorporated Fuse Processing, Inc, (“Processing”) in the State of California. Processing seeks business opportunities in the mining business and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1. Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses.

Results of operations for the three months ended March 31, 2017 and 2016.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.fuseenterprises.com).

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the three months ended March 31, 2017 and 2016 was $0 and $7,825, respectively. Our cost of revenues for the three months ended March 31, 2017 and 2016 was $0 and $2,076, respectively, resulting in a gross profit of $0 and $5,749 for the three months ended March 31, 2017 and 2016, respectively.  The Company did not generate any revenue during the three months ended March 31, 2017 due to the fact the Company did not receive any new orders for our consulting and website development services and the Company is also in the process of transforming its business by seeking new business opportunities.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2017 and 2016 are outlined in the table below:

	2017	2016	Increase (Decrease)

General and administrative	$484,750	$14,738	$470,012
	$484,750	$14,738	$470,012

The increase in our operating costs for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to increased salary expenses of $104,167, increased travel expenses of $108,237, and increased consulting fees of $204,504, as a result of the Company recruiting experienced personnel and becoming more aggressive in seeking business opportunities for its development and expansion.  In addition to the online marketing and consulting business, the Company is actively seeking opportunities in the mining industries in Asia and North America.

Consulting services provided by the Company’s President, Chief Executive Officer, Secretary and Treasurer, and Chief Financial Officer for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016

President, Chief Executive Officer	$-	$1,500
Chief Financial Officer, Secretary and Treasurer	-	1,500
	$-	$3,000

Non-operating expenses

Non-operating expenses were $33,291 for the three months ended March 31, 2017, compared to $0 for the same period in 2016.  The increase in non-operating expenses was mainly due to increased interest expense of $57,821, which was partially offset by increased interest income of $18,146 and consulting income of $6,667.

Results of operations for the six months ended March 31, 2017 and 2016.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.fuseenterprises.com).

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the six months ended March 31, 2017 and 2016 was $0 and $14,325, respectively. Our cost of revenues for the six months ended March 31, 2017 and 2016 was $0 and $4,026, respectively, resulting in a gross profit of $0 and $10,299 for the six months ended March 31, 2017 and 2016, respectively.  The Company did not generate any revenue during the six months ended March 31, 2017 due to the fact the Company did not receive any new orders for our consulting and website development services and the Company is also in the process of transforming its business by seeking new business opportunities.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2017 and 2016 are outlined in the table below:

	2017	2016	Increase (Decrease)

General and administrative	$522,120	$18,432	$503,688
	$522,120	$18,432	$503,688

The increase in our operating costs for the six months ended March 31, 2017, compared to six months ended March 31, 2016, was due to increased salary expenses of $93,333, increased travel expenses of $98,902, and increased consulting fees of $199,857, as a result of the Company recruiting experienced personnel and becoming more aggressive in seeking business opportunities for its development and expansion.

Consulting services provided by the Company’s President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six months ended March 31, 2017 and 2016 were as follows:

	2017	2016

President, Chief Executive Officer	$-	$3,000
Chief Financial Officer, Secretary and Treasurer	-	3,000
	$-	$6,000

Non-operating expenses

Non-operating expenses were $33,472 for the six months ended March 31, 2017, compared to $0 for the same period in 2016.  The increase in non-operating expenses was mainly due to increased interest expense of $57,821, which was partially offset by increased interest income of $18,146 and consulting income of $6,667.

Accounts Payable – Related Parties

As of March 31, 2017 and September 30, 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Liquidity and Capital Resources

	As of	As of
	March 31,	September 30,
	2017	2016

Total current assets	$6,427,936	$16,697
Total current liabilities	(6,961,989)	(35,147)
Working capital deficiency	$(534,053)	$(18,450)

Liquidity

During the six months ended March 31, 2017 and 2016, the Company reported net loss from operations of $555,592 and $8,133, respectively.  During the three months ended March 31, 2017 and 2016, the Company reported net loss from operations of $518,041 and $8,989, respectively.

If we are not successful in expanding our clientele base, establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2017	For the Six Months Ended March 31, 2016

Net cash used in operating activities	$(1,647,749)	$(3,967)
Net cash used in investing activities	(1,939,598)	-
Net cash provided by financing activities	6,871,855	-
Net increase (decrease) in cash	$3,284,507	$(3,967)

We have generated revenues of $0 and $14,325 during the six months ended March 31, 2017 and 2016, respectively. During the six months ended March 31, 2017, we received proceeds of $6,869,818 from the sale of a note and $2,037 from capital contributions.

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2017 and 2016 was $1,647,749 and $3,967, respectively.   The increase in net cash used in operating activities was mainly due to increased net loss of $555,592 and increased cash outflow for prepaid consulting expenses of $1,325,000.

Cash Flows from Investing Activities

Our cash used in investing activities for the six months ended March 31, 2017 and 2016 was $1,939,598 and $0, respectively. The increase in net cash used in investing activities was mainly due to cash outflow for a series of notes receivable of $1,925,000 and cash outflow for acquisition of fixed assets of $14,598.

Cash Flows from Financing Activities

During the six months ended March 31, 2017, we received proceeds of $2,037 through the payment of certain payables made by our management as capital contributions, and $6,869,818 from issuing a note to one of our major shareholders. We did not generate any cash from financing activities during the six months ended March 31, 2016.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2017. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Landbond Home Limited, a corporation organized under the laws of Samoa (the “Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $6,869,818 and 6% interest (the “Note”). The Note was to mature on the date that is 24 months from the original issue date, and any outstanding principal and interest on the Note may be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  The Agreement was executed pursuant to an exemption from registration under Regulation S.  The purchaser of the Note holds 60.9% of the issued and outstanding shares of the Company’s common stock, and the execution of the Amended Agreement and New Note (as defined below) constitutes a related-party transaction under Item 404(a) of Regulation S-K.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the Purchaser and Fuse Trading Limited, an indirect wholly-owned subsidiary of the Company organized under the laws of Hong Kong (“Trading”).  Under the terms of the Amended Agreement, the existing Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note (the “New Note”) to the Purchaser in the principal amount of the Note, $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, and interest of 3%.  The Purchaser does not have conversion rights under the New Note issued by Trading.  The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Fuse Trading’s insolvency or the institution of bankruptcy proceedings against Trading. The Company intends to use the proceeds from the sale of the New Note for operating expenses and the expansion of its business.

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
10.1
Amended and Restated Promissory Note Purchase Agreement, dated March 20, 2017, by and among the Company, Fuse Trading Limited and Landbond Home Limited.  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2017.

10.2	Consulting and Strategist Agreement, by and between the Fuse Processing, Inc. and Brilliant Star Investment Inc., dated January 4, 2017.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE ENTERPRISES INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

May 11, 2017

By:	/s/ Choon Kang Roy Tan
Choon Kang Roy Tan
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 11, 2017