Form 10-Q
period 2017-06-30
FUSE ENTERPRISES INC.
filed 2017-08-04
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at August 3, 2017
Common Stock, $0.001 par value per share	45,150,000*

* The registrant completed a 5-for-1 forward stock split on May 26, 2017.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

	JUNE 30, 2017	SEPTEMBER 30, 2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$894,448	$8,165
Prepaid expenses	1,006,221	8,532
Notes receivable	3,925,000	-

Total current assets	5,825,669	16,697

NON-CURRENT ASSETS
Property and equipment, net	13,503	2,258

Total non-current assets	13,503	2,258

TOTAL ASSETS	$5,839,172	$18,955

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$7,742
Accounts payable - related parties	-	27,405
Other payables	5,306	-
Note payable	6,869,818	-

Total current liabilities	6,875,124	35,147

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 45,150,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016	45,150	45,150
Additional paid in capital (deficit)	47,432	(4,350)
Accumulated deficit	(1,128,534)	(56,992)

Total stockholders' deficit	(1,035,952)	(16,192)

TOTAL LIABILITIES AND DEFICIT	$5,839,172	$18,955

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30
	2017	2016	2017	2016

Revenue	$-	$17,925	$-	$3,600

Cost of revenue	-	5,526	-	1,500

Gross profit	-	12,399	-	2,100

Operating expenses
General and administrative	1,036,216	42,743	514,096	24,311

Total operating expenses	1,036,216	42,743	514,096	24,311

Loss from operations	(1,036,216)	(30,344)	(514,096)	(22,211)

Non-operating expenses
Interest income	55,533	-	37,387	-
Interest expense	(109,917)	-	(52,096)	-
Consulting income	20,000	-	13,333	-
Financial expense	(1,112)	-	(649)	-
Other income, net	170	-	170	-

Total non-operating loss, net	(35,326)	-	(1,855)	-

Loss before income tax	(1,071,542)	(30,344)	(515,951)	(22,211)
Income tax provision	-	-	-	-

Net loss	$(1,071,542)	$(30,344)	$(515,951)	$(22,211)

Basic and diluted weighted average shares outstanding	45,150,000	31,737,775	45,150,000	40,259,890

Basic and diluted net loss per share	$(0.02)	$(0)	$(0.01)	$(0)

 The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED JUNE 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,071,542)	$(30,344)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation	1,284	947
Amortization	327,311	-
Capital contribution from officer's salary	16,667	-
Changes in assets and liabilities:
Prepaid expenses	(1,325,000)	-
Accounts payable and accrued liabilities	-	(1,004)
Accounts payable - related party	-	9,405
Other payables	5,306	-

Net cash used in operating activities	(2,045,974)	(20,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(3,925,000)	-
Acquisition of fixed assets	(14,598)	-

Net cash used in investing activities	(3,939,598)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in paid in capital	2,037	35,300
Proceeds from note	6,869,818	-

Net cash provided by financing activities	6,871,855	35,300

NET INCREASE IN CASH AND EQUIVALENTS	886,283	14,304

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,165	13,581

CASH AND EQUIVALENTS, END OF PERIOD	$894,448	$27,885

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$109,917	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND SEPTEMBER 30, 2016

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Enterprises”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Enterprises Inc. is a full service online marketing agency. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks opportunities in the mining business and is currently investigating potential mining targets in Asia and North America.  The Company is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock (the “Stock Split”).  The consolidated financial statements were retroactively stated to reflect the Stock Split for the periods presented.

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

The interim CFS as of June 30, 2017, and for the nine-month and three-month periods ended June 30, 2017 and 2016 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of June 30, 2017, its interim consolidated results of operations and cash flows for the nine and three month periods ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Development Stage Company

Enterprises is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification ("ASC").  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since its inception on December 24, 2013 were considered part of the Company's development stage activities.

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

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value (“FV”) of its financial instruments and paragraph 820-10-35-37 of the FASB ASC ("Paragraph 820-10-35-37") to measure the FV of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring FV in U.S. GAAP, and expands disclosures about FV measurements.

To increase consistency and comparability in FV measurements and related disclosures, Paragraph 820-10-35-37 establishes a FV hierarchy which prioritizes the inputs to valuation techniques used to measure FV into three (3) broad levels.  The FV hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of FV hierarchy defined by Paragraph 820-10-35-37 are described below:

Level	1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level	2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level	3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their FVs are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The FV hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the FV measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their FV because of the short maturity of those instruments.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at June 30, 2017.

Plant, Property and Equipment

Plant, property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred; while additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets and estimated lives as follows:

Building and workshops	20 years
Computer and office equipment	5 years
Office furniture	7 years
Decoration and renovation	10 years
Production machinery	10 years
Autos	5 years

Depreciation of plant, property and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the FV option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2017 and September 30, 2016.  The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,128,534 at June 30, 2017, working capital deficit of $1,049,455 and net loss of $1,071,542 for the nine months ended June 30, 2017, which raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to raise additional funds by way of a private or public offering, or obtaining loans from banks or others.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment at June 30, 2017 and September 30, 2016 consisted of the following:

	Estimated Useful Lives (Years)	2017	2016

Computer equipment	5	$1,852	$3,089
Less accumulated depreciation		(185)	(1,556)
Computer equipment, net		1,667	1,533

Office furniture	7	12,746	1,289
Less accumulated depreciation		(910)	(564)
Office furniture, net		11,836	725
Total property and equipment, net		$13,503	$2,258

Depreciation expense for the nine months ended June 30, 2017 and 2016 was $1,284 and $947, respectively.  Depreciation expense for the three months ended June 30, 2017 and 2016 was $548 and $316, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016

President, Chief Executive Officer	$-	$4,500
Chief Financial Officer, Secretary and Treasurer	-	4,500
	$-	$9,000

Accounts Payable – Related Parties

As of June 30, 2017 and September 30, 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Note 6 – Deposit and prepaid expenses

As of June 30, 2017 and September 30, 2016, the Company had deposit and prepaid expenses of $1,006,221 and $8,532, respectively.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month service term.  On July 3, 2017, the Company and the consulting company agreed to extend the Consulting and Strategist Agreement until January 3, 2018 at no additional cost. The consultant will provide Processing market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee. If Processing does not make any investment or enter into a business relationship with a target located in Mexico by the end of the service term, the consultant will refund Processing $1,000,000 of the consulting fee. During the nine and three months ended June 30, 2017, the Company expensed $319,613 and $163,398 prepaid consulting expense, respectively, which was amortized over six months per the terms of the original agreement.

Note 7 – Notes receivable and interest receivable

As of June 30, 2017 and September 30, 2016, the Company had notes receivable of $3,925,000 and $0, respectively.

During the nine months ended June 30, 2017, the Company entered a series of promissory note agreements with third-party companies for $3,925,000.  These notes have a term of 12 months with interest of 5%, payable at the end of each March, June, September and December following the issue date.  For the nine and three months ended June 30, 2017, the Company had interest income of $55,533 and $37,387, respectively. As of June 30, 2017, the Company had interest receivable of $0.

The following table sets forth information as to each borrower that accounted for 10% or more of the Company’s loan receivable at June 30, 2017.

2017

Borrower A	1,925,000
Borrower B	1,000,000
Borrower C	1,000,000
$3,925,000

Note 8 – Other payables

As of June 30, 2017 and September 30, 2016, the Company had other payables of $5,306 and $0, respectively. As of June 30, 2017, other payables consisted of salary and payroll tax payables.

Note 9 – Note payable

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Original Agreement”) with one of its major shareholders (“Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the lender of $6,869,818 and interest of 6% (the “Original Note”). The Original Note was to mature on the date that is 24 months from the original issue date, and any outstanding principal and interest on the Original Note could be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  There was no beneficial conversion feature for the Original Note due to the conversion price being higher than the stock price at the time of the issuance of the Original Note.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder and Trading (the “Amended Agreement”).  The Amended Agreement amends and restates the Original Agreement.  Under the terms of the Amended Agreement, the existing Original Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser of $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, and at an interest rate of 3% (the “New Note”).  The Purchaser does not have conversion option under the New Note. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading.

As of June 30, 2017, the Company had an outstanding balance of $6,869,818 on the New Note.  During the nine and three months ended June 30, 2017, the Company incurred interest expense of $109,917 and $52,096, respectively, and had interest payable of $0 as of June 30, 2017.

Note 10 – Stockholders’ Equity

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue was 75,000,000 shares of common stock, par value $0.001 per share. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock (the “Stock Split”).  The CFS were retroactively stated to reflect the Stock Split for the periods presented.

Common Stock

During the fiscal year ended September 30, 2016, the Company sold 3,530,000 common shares (prior to 5-for-1 stock split) at $0.01 per share for aggregate proceeds of $35,300.

Paid in Capital

During the nine months ended June 30, 2017, a former shareholder paid certain expenses and liabilities for the Company of $35,115, and a former CEO (Mr. Yong Zhang) contributed his salary of $16,667 earned during his service term to the Company, which were both recorded as an increase of paid in capital.

Note 11 – Income Tax

Deferred Tax Assets

At June 30, 2017 and September 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,007,640 and $56,992, respectively, which may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $222,578 as of June 30, 2017, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	June 30, 2017	September 30, 2016
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$222,578	$8,549
Less valuation allowance	(222,578)	(8,549)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine and three months ended June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016

Federal statutory income tax expense (benefit) rate	(34.00)%	(34.00)%
Federal income tax rate difference	19.00%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	-%
Change in valuation allowance on net operating loss carry-forwards	22.51%	15.00%
Effective income tax rate	0.00%	0.00%

Note 12 – Commitments

Effective on January 1, 2017, Processing, as a sublessee, entered into a sublease rental agreement for office space with a sublessor for a term of two years. The monthly rent is $1,897. The Company recorded rental expense of $11,380 and $0 for the nine months ended June 30, 2017 and 2016, respectively. The Company recorded rental expense of $5,689 and $0 for the three months ended June 30, 2017 and 2016, respectively.  The future annual minimum lease payment from June 30, 2017 is $22,764 for 2017 and $11,382 for 2018.

On April 1, 2017, the Company entered a strategist consulting agreement with a consulting company for a service term of one year. The compensation to the consulting company will be $50,000 per year, payable monthly at the end of each month.

Note 13 – Concentrations

Customers:
The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the nine months ended June 30, 2017 and 2016.

	2017	2016

Company A	-%	16.7%
Company B	-%	45.1%
Company C	-%	18.1%
Company D		20.1%
	-%	100.00%

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

Overview

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises Inc. is a full service online marketing agency. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining business and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses.

Results of operations for the three months ended June 30, 2017 and 2016

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and is investigating potential mining targets in Asia and North America.

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the three months ended June 30, 2017 and 2016 was $0 and $3,600, respectively. Our cost of revenues for the three months ended June 30, 2017 and 2016 was $0 and $1,500, respectively, resulting in a gross profit of $0 and $2,100 for the three months ended June 30, 2017 and 2016, respectively.  The Company did not generate any revenue during the three months ended June 30, 2017 due to the fact the Company did not receive any new orders for our consulting and website development services and the Company is also in the process of transforming its business by seeking new business opportunities.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2017 and 2016 are outlined in the table below:

	2017	2016	Increase (Decrease)

General and administrative	$541,096	$24,311	$489,785
	$541,096	$24,311	$489,785

The increase in our operating costs for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, includes increased salary expenses of $67,833, increased travel expenses of $100,809, increased legal fees of $33,820 and increased consulting fees of $215,077, as a result of the Company recruiting experienced personnel, advisors and consultants, and becoming more aggressive in seeking business opportunities for its development and expansion.  In addition to the online marketing and consulting business, the Company is actively seeking opportunities in the mining industries in Asia and North America.

Non-operating expenses

Non-operating expenses were $1,855 for the three months ended June 30, 2017, compared to $0 for the same period in 2016.  The increase in non-operating expenses was mainly due to increased interest expense of $52,096 and financial expense of $649, which was partially offset by increased interest income of $37,387, net other income of 170 and consulting income of $13,333.

Results of operations for the nine months ended June 30, 2017 and 2016

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We have historically acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the nine months ended June 30, 2017 and 2016 was $0 and $17,925, respectively. Our cost of revenues for the nine months ended June 30, 2017 and 2016 was $0 and $5,526, respectively, resulting in a gross profit of $0 and $12,399 for the nine months ended June 30, 2017 and 2016, respectively.  The Company did not generate any revenue during the nine months ended June 30, 2017 due to the fact the Company did not receive any new orders for our consulting and website development services and the Company is also in the process of transforming its business by seeking new business opportunities.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2017 and 2016 are outlined in the table below:

	2017	2016	Increase (Decrease)

General and administrative	$1,036,216	$42,743	$993,473
	$1,036,216	$42,743	$993,473

The increase in our operating costs for the nine months ended June 30, 2017, compared to nine months ended June 30, 2016, was due to increased salary expenses of $128,667, increased travel expenses of $209,189, increased legal fees of $64,322 and increased consulting fees of $418,684, as a result of the Company recruiting experienced personnel, advisors and consultants, and becoming more aggressive in seeking new business opportunities for its development and expansion.

Non-operating expenses

Non-operating expenses were $35,326 for the nine months ended June 30, 2017, compared to $0 for the same period in 2016.  The increase in non-operating expenses was mainly due to increased interest expense of $109,917 and financial expense of $1,112, which was partially offset by increased interest income of $55,533, net other income of $170 and consulting income of $20,000, which is from the consulting service Fuse Processing provided to a Hong Kong company seeking to invest in certain projects in the United States.

Accounts Payable – Related Parties

As of June 30, 2017 and September 30, 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	June 30,	September 30,
	2017	2016

Total current assets	$5,825,669	$16,697
Total current liabilities	(6,875,124)	(35,147)
Working capital deficiency	$(1,049,455)	$(18,450)

Liquidity

During the nine months ended June 30, 2017 and 2016, the Company reported net loss of $1,071,542 and $30,344 respectively.  During the three months ended June 30, 2017 and 2016, the Company reported net loss of $515,951 and $22,211, respectively.

If we are not successful in expanding our clientele base and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2017	For the Nine Months Ended June 30, 2016

Net cash used in operating activities	$(2,045,974)	$(20,996)
Net cash used in investing activities	(3,939,598)	-
Net cash provided by financing activities	6,871,855	35,300
Net increase (decrease) in cash	$886,283	$14,304

We have generated revenues of $0 and $17,925 during the nine months ended June 30, 2017 and 2016, respectively.

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2017 and 2016 was $2,045,974 and $20,996, respectively.   The increase in net cash used in operating activities was mainly due to increased net loss of $1,071,542 and increased cash outflow for prepaid consulting expenses of $1,325,000, which was partially offset by a capital contribution from an officer’s salary of $16,667.

Cash Flows from Investing Activities

Our cash used in investing activities for the nine months ended June 30, 2017 and 2016 was $3,939,598 and $0, respectively. The increase in net cash used in investing activities was mainly due to cash outflow for a series of notes receivable of $3,925,000 and cash outflow for acquisition of fixed assets of $14,598.

Cash Flows from Financing Activities

During the nine months ended June 30, 2017 and 2016, we received proceeds of $2,038 and $35,300, respectively, through the payment for certain payables made by our management as capital contributions, and $6,869,818 and $0, respectively, from issuing a note to one of our major shareholders.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2017. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) with Landbond Home Limited, a corporation organized under the laws of Samoa (the “Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $6,869,818 and 6% interest (the “Note”). The Note was to mature on the date that was 24 months from the original issue date, and any outstanding principal and interest on the Note could be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  The Agreement was executed pursuant to an exemption from registration under Regulation S.  The purchaser of the Note held 60.9% of the issued and outstanding shares of the Company’s common stock, and the execution of the Amended Agreement and New Note (as defined below) constitutes a related-party transaction under Item 404(a) of Regulation S-K.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement (the “Amended Agreement”) with the Purchaser and Fuse Trading Limited, an indirect wholly-owned subsidiary of the Company organized under the laws of Hong Kong (“Trading”).  Under the terms of the Amended Agreement, the existing Note issued under the Agreement was cancelled and Trading issued a Promissory Note (the “New Note”) to the Purchaser in the principal amount of the Note, $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, and interest of 3%.  The Purchaser does not have conversion rights under the New Note issued by Trading.  The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading. The Company intends to use the proceeds from the sale of the New Note for operating expenses and the expansion of its business.

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

August 4, 2017

By:	/s/ Choon Kang Roy Tan
Choon Kang Roy Tan
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 4, 2017