Form 10-K
period 2017-09-30
FUSE ENTERPRISES INC.
filed 2017-12-29
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________to _________
Commission File Number 333-202948
FUSE ENTERPRISES INC.
(Exact name of registrant as specified in its charter)
Nevada	47-1017473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

444 E. Huntington Dr., Suite 105
Arcadia, CA 91006	91006
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number: (626) 210-0000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None.
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 31, 2017 was approximately $17,650,000 (based on 17,650,000 shares of common stock outstanding held by non-affiliates on such date, $1.00 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of March 31, 2017 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 45,150,000 shares as of December 26, 2017.

FUSE ENTERPRISES INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2017

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“Annual Report”) of Fuse Enterprises Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” in this Annual Report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances or the occurrence of unanticipated events.

PART I

ITEM 1 – BUSINESS

Overview and History

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently a full service online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock (the “Stock Split”).

Research and Development Activities

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the near future.

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that affect our current operations.

Employees

As of the date of this Annual Report we have four employees, all of which are full-time employees.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC” or “Commission”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A – RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In addition to the following risk factors, you should carefully consider the risks, uncertainties and assumptions discussed herein, and in other documents that the Company subsequently files with the SEC,  that update, supplement or supersede such information for which documents are incorporated by reference into this Report. Additional risks not presently known to the Company, or which the Company considers immaterial based on information currently available, may also materially adversely affect the Company’s business. If any of the events anticipated by the risks described herein occur, the Company’s business, cash flow, results of operations and financial condition could be adversely affected, which could result in a decline in the market price of the Company’s common stock, causing you to lose all or part of your investment.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Enterprises has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Enterprises is deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the “Exchange Act”).

For so long as we remain an “emerging growth company” as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find its shares of common stock less attractive because Enterprises will rely on some or all of these exemptions. If some investors find our shares of common stock to be less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

If we avails ourselves of certain exemptions from various reporting requirements, such reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. We meets the definition of an “emerging growth company” and so long as we qualifies as an “emerging growth company,” we will not be required to:

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, Enterprises will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We were incorporated on December 24, 2013, and have generated $53,775 in revenues from sales and incurred $1,652,899 in operating costs since inception.  As of September 30, 2017, we had accumulated a deficit of $1,614,816. We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. We are dependent upon Mr. Umesh Patel, our chief executive officer (“CEO”) and a director; and Mr. Umesh Patel, our chief financial officer (“CFO”) and a director. The loss of the services of Messrs. Patel or Viotto for any reason could significantly adversely impact our business and results of operations. Competition for senior management in the United States is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

Members of our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

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

We have not adopted corporate governance measures such as an audit or other independent committee of our Board, as we presently do not have independent directors on our Board. If we expand our Board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our Board. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.

For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as a general rule, the Board, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Landbond Home Limited, our largest shareholder, will have control over key decision making as a result of its control of a substantial amount of our voting stock.

As of December 19, 2017, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 27,500,000 shares, or 60.9%, of our outstanding common stock. Landbond’s beneficial ownership of 60.9% of our issued and outstanding common stock will give it the ability to control the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”). Our senior management does not have significant experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may be unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

If our costs and demands upon management increase disproportionately to the growth of our business and revenue as a result of complying with the laws and regulations affecting public companies, our operating results could be harmed.

As a public company, we do and will continue to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of Sarbanes-Oxley, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and make some activities more time consuming and costly. If our costs and demands upon management increase disproportionately to the growth of our business and revenue, our operating results could be harmed.

We do not intend to pay dividends and there may be fewer ways in which you can make a gain on any investment in Enterprises.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Enterprises will need to come through appreciation of the stock’s price.

We may engage in future acquisitions involving significant expenditures of cash, the incurrence of debt or the issuance of stock, all of which could have a materially adverse effect on our operating results.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would offer strategic growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of any future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our common stock. We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

There is a very limited public market for our common stock and; therefore, our investors may not be able to sell their shares.

Our common stock is listed on the over-the-counter exchange, and is thinly traded. As a result, shareholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  If an active trading market does develop, the market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual shareholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more shareholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies’ securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, shareholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our common stock was accepted for quotation on the OTC Bulletin Board and OTC Link during the year ended September 30, 2016. As a result, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The SEC has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person’s account for transactions in penny stocks; and
      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 2.    PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $1,896 pursuant to a lease agreement with a term from January 1, 2017 to December 31, 2018.

Item 3.    LEGAL PROCEEDINGS

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

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2016, our common stock was verified for trading on OTCQB under the trading symbol FSNT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the years ended September 30, 2017 and 2016.

2017	High	Low
First quarter	$1.00	$0.30
Second quarter	$1.00	$0.30
Third quarter	$1.00	$0.63
Fourth quarter	$1.11	$0.39

2016	High		Low
First quarter	$	N/A	$	N/A
Second quarter	$	N/A	$	N/A
Third quarter		$0.00		$0.00
Fourth quarter		$1.25		$1.01

Holders.

As of September 30, 2017, there were 35 record holders of 45,150,000 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6 – SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently a full service online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses.

Results of operations for the years ended September 30, 2017 and 2016

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the years ended September 30, 2017 and 2016 was $0 and $25,175, respectively. Our cost of revenues for the years ended September 30, 2017 and 2016 was $0 and $7,027, respectively, resulting in a gross profit of $0 and $18,148 for the years ended September 30, 2017 and 2016, respectively.  The Company did not generate any revenue during the year ended September 30, 2017 due to the fact the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2017 and 2016 are outlined in the table below:

	2017	2016	Increase (Decrease)

General and administrative	$1,519,295	$61,288	$1,447,231
	$1,519,295	$61,288	$1,447,231

The increase in our operating costs for the year ended September 30, 2017, compared to the year ended September 30, 2016, mainly included increased: salary expenses of $201,845, travel expenses of $367,138, legal fees of $78,203 and consulting fees of $657,929, as a result of the Company recruiting experienced personnel, advisors and consultants, and becoming more aggressive in seeking business opportunities for its development and expansion.  In addition to the online marketing and consulting business, the Company is actively seeking opportunities in the mining industries in Asia and North America.

Non-operating expenses

Non-operating expenses were $38,529 for the year ended September 30, 2017, compared to $0 for the year ended September 30, 2016.  The increase in non-operating expenses was mainly due to increased interest expense of $162,586 and financial expense of $1,800, which was partially offset by increased interest income of $105,686, net other income of $170 and consulting income of $20,000.

Accounts Payable – Related Parties

As of September 30, 2017 and September 30, 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	September 30,	September 30,
	2017	2016

Total current assets	$5,344,093	$16,697
Total current liabilities	(6,879,283)	(35,147)
Working capital deficiency	$(1,535,189)	$(18,450)

Liquidity

During the year ended September 30, 2017 and 2016, the Company reported net loss of $1,557,825 and $43,140 respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Net cash used in operating activities	$(2,521,329)	$(40,716)
Net cash used in investing activities	(3,939,598)	-
Net cash provided by financing activities	6,871,855	35,300
Net increase (decrease) in cash	$410,928	$(5,416)

We have generated revenues of $0 and $25,175 during the years ended September 30, 2017 and 2016, respectively.

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2017 and 2016 was $2,521,329 and $40,716, respectively.  The increase in net cash used in operating activities was mainly due to increased net loss of $1,557,825 and increased cash outflow for prepaid consulting expenses of $1,325,000, which was partially offset by a capital contribution from an officer’s salary of $16,667.

Cash Flows from Investing Activities

Our cash used in investing activities for the years ended September 30, 2017 and 2016 was $3,939,598 and $0, respectively. The increase in net cash used in investing activities was mainly due to cash outflow for a series of notes receivable of $3,925,000 and cash outflow for acquisition of fixed assets of $14,598.

Cash Flows from Financing Activities

During the years ended September 30, 2017 and 2016, we received proceeds of $0 and $35,300, respectively, from the issuance of the company’s common stock; we had an increase in paid in capital of $2,038 and $0, respectively, through the payment for certain payables made by our management as capital contributions; and $6,869,818 and $0, respectively, from the issuance of a note to one of our major shareholders.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On April 20, 2017, the Board of Directors of the Company approved and ratified the dismissal of KLJ & Associates, LLP (“KLJ”) as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2017, effective as of February 13, 2017.

KLJ’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended September 30, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2016 and 2015, and in the subsequent interim period through February 13, 2017, there were (i) no disagreements between the Company and KLJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KLJ, would have caused KLJ to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 20, 2017, the Company’s Board of Directors approved and ratified the engagement of MJF & Associates, APC (“MJF”), as the Company’s independent registered public accounting firm, effective as of February 13, 2017.  The Board of Directors also approved MJF to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2017.

In deciding to approve and ratify the engagement of MJF, the Board of Directors reviewed auditor independence and existing commercial relationships with MJF, and concluded that MJF has no commercial relationship with the Company that would impair its independence. During the fiscal years ended September 30, 2016 and 2015, respectively, and in the subsequent interim period through February 13, 2017, neither the Company nor anyone acting on its behalf has consulted with MJF on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2017 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 19, 2017 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	61	Director, Chief Executive Officer
Michael Viotto (2)	66	Director, Chief Financial Officer

(1)	On February 15, 2017, the Board appointed Mr. Patel to serve as a director and the Company’s Chief Executive Officer.
(2)	On August 15, 2017, the Board appointed Mr. Viotto to serve as a director and the Company’s Chief Financial Officer, effective August 16, 2017.

Umesh Patel

Mr. Patel has served as a director of Nova Lifestyle, Inc. (NASDAQ: NVFY), a furniture manufacturer and retailer, since October, 2016.  Mr. Patel has also served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services, since December, 2009.  Mr. Patel has been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California, since March, 2013. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978.  The Board believes that Mr. Patel is well qualified to serve as a member of the Board and as the Company’s Chief Executive Officer due to his extensive regulatory and investment experience.

Michael Viotto

Mr. Viotto served as President of MJV Consulting Inc. from October, 2014 to August, 2017.  From May, 2013 to January, 2017, Mr. Viotto served as a member of the Board of Directors to Nova Lifestyle, Inc. (NASDAQ: NVFY); as Chairman of its Nominating and Corporate Governance Committee, and as a member of the Compensation and Audit Committees. From May, 2009 to September, 2014, Mr. Viotto was the President of MJV Financial Inc. and was appointed as exclusive agent for Coface North America, an internationally recognized leader in the Trade Finance Industry.

Mr. Viotto received his Bachelor of Science Degree in Business Administration from California Polytechnic University in Pomona, California in 1985. The Board has selected Mr. Viotto to serve as a qualified member to the Board due to his extensive experience in the finance industry, including business development and risk assessment and management.

Given the Company’s limited operations, it has not adopted a code of ethics applicable to its principal executive officer and principal financial officer.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We currently have two executive officers: our Chief Executive Officer and Chief Financial Officer.  These executives, along with other individuals who served in those positions during the last fiscal year, comprise our “Named Executive Officers” (NEOs) for purposes of applicable SEC disclosure regulations.

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and provide each executive, from vice president to CEO, with a base salary on the market value of that role, and

●	the individual’s demonstrated ability to perform that role.

Employment Agreements

We currently have an employment agreement with Michael Viotto, our CFO.  Pursuant to the terms of his employment agreement, dated August 16, 2017, Mr. Viotto receives annual compensation in the amount of $50,000, and the agreement has a term of one year.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our NEOs in the years ended September 30, 2017 and 2016:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aleksandr Kriukov (1)	2017	-	-	-	-	-	-	-	-
	2016	6,000	-	-	-	-	-	-	6,000

Pavel Mikhalkov (2)	2017	-	-	-	-	-	-	-	-
	2016	6,000	-	-	-	-	-	-	6,000

Yong Zhang(3)	2017	16,667	-	-	-	-	-	-	16,667
	2016	-	-	-	-	-	-	-	-

Choon Kang Roy Tan (4)	2017	40,000	-	-	-	-	-	-	40,000
	2016	-	-	-	-	-	-	-	-

Umesh Patel (5)	2017	41,596	-	-	-	-	-	-	41,596
	2016	-	-	-	-	-	-	-	-

Michael Viotto (6)	2017	5,133	-	-	-	-	-	-	5,133
	2016	-	-	-	-	-	-	-	-

(1)	Mr. Kriukov resigned from his positions as Chief Executive Officer and a director on November 28, 2016.

(2)	Mr. Mikhalkov resigned from his positions as Chief Financial Officer and a director on November 28, 2016.

(3)	Mr. Zhang was appointed as Chief Executive Officer and a director on November 28, 2016, and resigned from those positions on February 15, 2017.

(4)	Mr. Kang was appointed as Chief Financial Officer and a director on November 28, 2016, and resigned from those positions on August 16, 2017.

(5)	Mr. Patel was appointed as Chief Executive Officer and a director on February 15, 2017.

(6)	Mr. Viotto was appointed as Chief Financial Officer and a director on August 16, 2017.

Outstanding Equity Awards at September 30, 2017

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2017.

Compensation of Directors

Our directors did not receive compensation for their service on the board of directors for the fiscal years ended September 30, 2017 and 2016.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 26, 2017 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 45,150,000 shares of our Common Stock outstanding as of December 26, 2017.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 26, 2017 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 26, 2017 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Enterprises Inc., 444 E. Huntington Dr., Suite 105, Arcadia, CA 91006.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Aleksandr Kriukov	—	—
Pavel Mikhalkov	—	—
Yong Zhang	—	—
Choon Kang Roy Tan	—	—
Umesh Patel	—	—
Michael Viotto	—	—
All current directors and executive officers as a group (6 persons)	—	—%
Landbond Home Limited (1)	27,500,000	60.9%

(1)          Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 5 “Related Party Transaction” to our consolidated financial statements.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our directors, Umesh Patel and Michael Viotto, serve as our CEO and CFO, respectively. As a result, we do not have independent directors on our Board of Directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2017 and 2016. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2017	2016
Audit Fees	$16,000	$6,750
Tax Fees	0	565
All Other Fees	0	1,000
Total	$16,000	$8,315

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by KLJ & Associates, LLP (“KLJ”) and MJF & Associates, APC (“MJF”).

KLJ provided professional services for the audit of our fiscal year 2016 and reviews of our quarterly financial statements.

MJF provided professional services for the audit of our fiscal year 2017 financial statements and $16,000 was billed for the audit of financial statements for fiscal 2017, the quarterly review fees $12,500 was billed for 2017 quarterly financial reports.

The Company engaged KLJ until February 13, 2017 (the “Engagement Period”). During the Engagement Period, KLJ did not issue any reports on the Company’s consolidated financial statements, and there were no disagreements between the Company and KLJ on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2017 and 2016 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm
3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income
5.	Consolidated Statements of Shareholders’ Equity
6.	Consolidated Statements of Cash Flows
7.	Notes to Consolidated Financial Statements

(b)          EXHIBITS:

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.2	Certificate of Change, dated May 19, 2017. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2017.
3.3	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
10.1
Amended and Restated Promissory Note Purchase Agreement, dated March 20, 2017, by and among the Company, Fuse Trading Limited and Landbond Home Limited.  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017.

10.2
Promissory Note, dated March 20, 2017, by and between Fuse Trading Limited and Landbond Home Limited.  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017.

10.3
Consulting and Strategist Agreement, by and between the Fuse Processing, Inc. and Brilliant Star Investment Inc., dated January 4, 2017. Incorporated by reference to the Company’s Form 10-Q filed on May 11, 2017.

10.4†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 16, 2017.*
10.5	Sublease Agreement, by and between Fuse Processing, Inc. and Wantonga Group, dated January 1, 2017.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*

*Filed herewith
† Management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuse Enterprises Inc.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Umesh Patel their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 29, 2017
Chief Executive Officer and Director (principal executive officer)

/s/ Michael Viotto
Michael Viotto	December 29, 2017
Chief Financial Officer and Director
(principal financial officer and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 28, 2017
Board of Directors and Management
Fuse Enterprises, Inc.

We audited the accompanying consolidated balance sheet of Fuse Enterprises, Inc. (the “Company”), as of  September 30, 2017, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2017, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern, the Company had an accumulated deficit of $1,614,816 at September 30, 2017, working capital deficit of $1,535,190 and net loss of $1,557,825 for the year ended September 30, 2017. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC
Los Angeles, California

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$419,093	$8,165
Prepaid expenses	1,000,000	8,532
Notes receivable	3,925,000	-

Total current assets	5,344,093	16,697

NON-CURRENT ASSETS
Property and equipment, net	12,955	2,258

Total non-current assets	12,955	2,258

TOTAL ASSETS	$5,357,048	$18,955

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$7,742
Accounts payable - related parties	-	27,405
Other payables	9,465	-
Note payable	6,869,818	-

Total current liabilities	6,879,283	35,147

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 45,150,000 shares issued and outstanding	45,150	45,150
Additional paid in capital (deficit)	47,432	(4,350)
Accumulated deficit	(1,614,817)	(56,992)

Total shareholders’ deficit	(1,522,235)	(16,192)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,357,048	$18,955

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED SEPTEMBER 30,
	2017	2016

Revenue	$-	$25,175

Cost of revenue	-	7,027

Gross profit	-	18,148

Operating expenses
General and administrative	1,519,295	61,288

Total operating expenses	1,519,295	61,288

Loss from operations	(1,519,295)	(43,140)

Non-operating expenses
Interest income	105,686	-
Interest expense	(162,586)	-
Consulting income	20,000	-
Financial expense	(1,800)	-
Other income, net	170	-

Total non-operating loss, net	(38,530)	-

Loss before income tax	(1,557,825)	(43,140)
Income tax provision	-	-

Net loss	$(1,557,825)	$(43,140)

Basic and diluted weighted average shares outstanding	45,150,000	35,130,000

Basic and diluted net loss per share	$(0.03)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Common Stock
	Shares	Amount	Addition Paid-in Capital	Accumulated Deficit	Total
Balance at September 30, 2015	27,500,000	$27,500	$(22,000)	$(13,852)	$(8,352)

Common stock issued for cash at $0.001 per share	17,650,000	17,650	17,650	-	35,300

Net loss	-	-	-	(43,140)	(43,140)

Balance at September 30, 2016	45,150,000	45,150	(4,350)	(56,992)	(16,192)

Capital contribution	-	-	51,782	-	51,782

Net loss	-	-	-	(1,557,825)	(1,557,825)

Balance at September 30, 2017	45,150,000	$45,150	$47,432	$(1,614,817)	$(1,522,235)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,557,825)	$(43,140)
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Depreciation	1,832	1,262
Capital contribution from officer’s salary	16,667	-
Changes in assets and liabilities:
Amortization of prepaid expense	333,532	-
Prepaid expenses	(1,325,000)	(8,333)
Accounts payable and accrued liabilities	-	(2,910)
Accounts payable - related party	-	12,405
Other payables	9,464	-

Net cash used in operating activities	(2,521,330)	(40,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(3,925,000)	-
Acquisition of fixed assets	(14,598)	-

Net cash used in investing activities	(3,939,598)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	35,300
Increase in paid in capital	2,038	-
Proceeds from note	6,869,818	-

Net cash provided by financing activities	6,871,856	35,300

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	410,928	(5,416)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	8,165	13,581

CASH AND EQUIVALENTS, END OF YEAR	$419,093	$8,165

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$162,586	$-

Supplemental disclosure of non-cash financing activities:
Expenses paid by a former shareholder as capital contribution	$35,115	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 and 2016

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently a full service online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock (the “Stock Split”).  The consolidated financial statements (“CFS”) were retroactively stated to reflect the Stock Split for the periods presented.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The CFS include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances were eliminated in consolidation.

Development Stage Company

Enterprises is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification (“ASC”).  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since its inception on December 24, 2013 were considered part of the Company’s development stage activities.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value (“FV”) of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the FV of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring FV in U.S. GAAP, and expands disclosures about FV measurements.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at September 30, 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

Note 3 – Going Concern

The accompanying CFS were prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $1,614,817 at September 30, 2017, working capital deficit of $1,535,189 and net loss of $1,557,825 for the year ended September 30, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2017 and 2016 consisted of the following:

	Estimated Useful Lives (Years)	2017	2016

Computer equipment	5	$1,852	$3,089
Less accumulated depreciation		(278)	(1,556)
Computer equipment, net		1,574	1,533

Office furniture	7	12,746	1,289
Less accumulated depreciation		(1,365)	(564)
Office furniture, net		11,381	725
Total property and equipment, net		$12,955	$2,258

Depreciation expense for the years ended September 30, 2017 and 2016 was $1,832 and $1,262, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for 2016 were as follows:

President, Chief Executive Officer	$6,000
Chief Financial Officer, Secretary and Treasurer	6,000
$12,000

Accounts Payable – Related Parties

As of September 30, 2017 and 2016, the Company owed its directors and officers $0 and $27,405 respectively.

Note 6 – Deposit and prepaid expenses

As of September 30, 2017 and 2016, the Company had deposit and prepaid expenses of $1,000,000 and $8,532, respectively.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month service term.  On July 3, 2017, the Company and the consulting company agreed to extend the Consulting and Strategist Agreement until January 3, 2018 at no additional cost. The consultant will provide Processing market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee. If Processing does not make any investment or enter into a business relationship with a target located in Mexico by the end of the service term, the consultant will refund Processing $1,000,000 of the consulting fee. During the year ended September 30, 2017, the Company expensed $325,000 prepaid consulting expense, respectively, which was amortized over six months per the terms of the original agreement.

Note 7 – Notes receivable and interest receivable

As of September 30, 2017 and 2016, the Company had notes receivable of $3,925,000 and $0, respectively.

During the year ended September 30, 2017, the Company entered a series of promissory note agreements with third-party companies totaling $3,925,000.  These notes have a term of 12 months with interest of 5%, payable at the end of each March, June, September and December following the issue date.  For the year ended September 30, 2017, the Company had interest income of $105,686. As of September 30, 2017, the Company had interest receivable of $0.

The following table sets forth information as to each borrower that accounted for 10% or more of the Company’s loan receivable at September 30, 2017.

2017

Borrower A	$1,925,000
Borrower B	1,000,000
Borrower C	1,000,000
$3,925,000

As of the report date, the Company collected all the outstanding balance from the notes receivable in December 2017.

Note 8 – Other payables

As of September 30, 2017 and 2016, the Company had other payables of $9,465 and $0, respectively. As of September 30, 2017, other payables consisted of salary and payroll tax payables.

Note 9 – Note payable (related party)

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Original Agreement”) with one of its major shareholders (“Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the lender of $6,869,818 with interest of 6% (the “Original Note”). The Original Note was to mature on the date that is 24 months from the original issue date, and any outstanding principal and interest on the Original Note could be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  There was no beneficial conversion feature for the Original Note due to the conversion price being higher than the stock price at the time of the issuance of the Original Note.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder and Trading (the “Amended Agreement”).  The Amended Agreement amends and restates the Original Agreement.  Under the terms of the Amended Agreement, the existing Original Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser of $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, with interest of 3% (the “New Note”).  The Purchaser does not have conversion option under the New Note. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading.

As of September 30, 2017, the Company had an outstanding balance of $6,869,818 on the New Note.  During the year ended September 30, 2017, the Company incurred interest expense of $162,586, respectively, and had interest payable of $0 as of September 30, 2017.

Note 10 – Shareholders’ Equity

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

Paid in Capital

During the year ended September 30, 2017, a former shareholder paid certain expenses and liabilities for the Company of $35,115, and a former CEO (Mr. Yong Zhang) contributed his salary of $16,667 earned during his service term to the Company, which were both recorded as an increase of paid in capital.

Note 11 – Income Tax

Deferred Tax Assets

At September 30, 2017 and 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,419,393 and $56,992, respectively, which may be offset against future taxable income through 2034.  No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets of approximately $315,280 as of September 30, 2017, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	September 30, 2017	September 30, 2016
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$315,280	$8,549
Less valuation allowance	(315,280)	(8,549)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2017 and 2016 is as follows:

	2017	2016

Federal statutory income tax expense (benefit) rate	(34.00)%	(34.00)%
Federal income tax rate difference	19.00%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	-%
Change in valuation allowance on net operating loss carry-forwards	22.51%	15.00%
Effective income tax rate	0.00%	0.00%

Note 12 – Commitments

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent is $1,897. The Company recorded rental expense of $17,073 and $0 for the years ended September 30, 2017 and 2016, respectively.   The future annual minimum lease payments as of September 30, 2017 were: $22,764 for the year ending September 30, 2018 and $5,691 for the year ending September 30, 2019.

On April 1, 2017, the Company entered a strategist consulting agreement with a consulting company for a service term of one year. The compensation to the consulting company will be $50,000 per year, payable in equal installments at the end of each month.

Employment Agreements

The Company currently has an employment agreement with Michael Viotto, the Company’s CFO.  Pursuant to the terms of his employment agreement, dated August 16, 2017, Mr. Viotto receives annual compensation in the amount of $50,000, and the agreement has a term of one year.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Note 13 – Concentrations

Customers:
The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the year ended September 30, 2016.

2016

Company A	16.7%
Company B	45.1%
Company C	18.1%
Company D	20.1%
100.00%

Note 14 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its CFS other than the events discussed above.