Form 10-Q
period 2017-12-31
FUSE ENTERPRISES INC.
filed 2018-02-13
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at February 9, 2018
Common Stock, $0.001 par value per share	45,150,000*

* The registrant completed a 5-for-1 forward stock split on May 26, 2017.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

	DECEMBER 31, 2017	SEPTEMBER 30, 2017
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$4,102,537	$419,093
Deposit	1,000,000	1,000,000
Notes receivable	-	3,925,000

Total current assets	5,102,537	5,344,093

NON-CURRENT ASSETS
Property and equipment, net	12,407	12,955

Total non-current assets	12,407	12,955

TOTAL ASSETS	$5,114,944	$5,357,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables	$6,750	$9,465
Note payable	6,869,818	6,869,818

Total current liabilities	6,876,568	6,879,283

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 45,150,000 shares issued and outstanding	45,150	45,150
Additional paid in capital	47,432	47,432
Accumulated deficit	(1,854,206)	(1,614,817)

Total stockholders' deficit	(1,761,624)	(1,522,235)

TOTAL LIABILITIES AND DEFICIT	$5,114,944	$5,357,048

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,
	2017	2016

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative	227,791	37,370

Total operating expenses	227,791	37,370

Loss from operations	(227,791)	(37,370)

Non-operating expenses
Interest income	41,410	-
Interest expense	(52,668)	-
Financial expense	(340)	(181)

Total non-operating loss, net	(11,598)	(181)

Loss before income tax	(239,389)	(37,551)
Income tax provision	-	-

Net loss	$(239,389)	$(37,551)

Basic and diluted weighted average shares outstanding	45,150,000	45,150,000

Basic and diluted net loss per share	$(0.01)	$(0.001)

 The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,389)	$(37,551)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation	548	189
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	(4,539)
Other payables	(2,715)	-

Net cash used in operating activities	(241,556)	(41,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from notes receivable	3,925,000	-

Net cash provided by investing activities	3,925,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	11,645
Proceeds from issuance of note	-	6,869,818

Net cash provided by financing activities	-	6,881,463

NET INCREASE IN CASH AND EQUIVALENTS	3,683,444	6,839,562

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	419,093	8,165

CASH AND EQUIVALENTS, END OF PERIOD	$4,102,537	$6,847,727

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Liabilities assumed by shareholders	$-	$23,470

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently a full service online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock (the “Stock Split”).  The consolidated financial statements (“CFS”) were retroactively restated to reflect the Stock Split for the periods presented.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The CFS include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances were eliminated in consolidation.

Development Stage Company

Enterprises is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification (“ASC”).  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing its business.  All losses accumulated since its inception on December 24, 2013 were considered part of the Company’s development stage activities.

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

For public business entities, those amendments were effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Fuse Enterprises adopted ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

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

Paragraph 820-10-35-37 establishes a FV hierarchy which prioritizes the inputs to valuation techniques used to measure FV into three broad levels.  The FV hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of FV hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at December 31, 2017 or September 30, 2017.

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

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Uncertain Tax Positions

The Company follows paragraph 740-10-25 of the FASB ASC. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2017 or September 30, 2017.  The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $1,854,206 at December 31, 2017, working capital deficit of $1,774,031 and net loss of $239,389 for the three months ended December 31, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2017, and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2017	September 30, 2017

Computer equipment	5	$1,852	$1,825
Less accumulated depreciation		(371)	(278)
Computer equipment, net		1,481	1,574

Office furniture	7	12,746	12,746
Less accumulated depreciation		(1,820)	(1,365)
Office furniture, net		10,926	11,381
Total property and equipment, net		$12,407	$12,955

Depreciation expense for the three months ended December 31, 2017 and 2016 was $548 and $189, respectively.

Note 5 – Deposit and prepaid expenses

As of December 31 and September 30, 2017, the Company had a deposit of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month service term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost. The consultant will provide Processing market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee. If Processing does not make any investment or enter into a business relationship with a target located in Mexico by the end of the service term, the consultant will refund Processing $1,000,000 of the consulting fee.  On January 3, 2018, the Company renewed the agreement until July 3, 2018.

Note 6 – Notes receivable and interest receivable

As of September 30, 2017, the Company had notes receivable of $3,925,000.  During the three months ended December 31, 2017, the Company collected all the amounts outstanding under the notes receivable, and received interest income of $41,410.

Note 7 – Other payables

As of December 31 and September 30, 2017, the Company had other payables of $6,750 and $9,465, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 8 – Note payable (related party)

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

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder and Trading (the “Amended Agreement”).  The Amended Agreement amends and restates the Original Agreement.  Under the terms of the Amended Agreement, the Original Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser of $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, with interest of 3% (the “New Note”).  The Purchaser does not have conversion option under the New Note. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading.

As of December 31 and September 30, 2017, the Company had an outstanding balance of $6,869,818 on the New Note.  During the three months ended December 31, 2017, the Company incurred interest expense of $52,668, and had interest payable of $0 as of December 31 and September 30, 2017.

Note 9 – Shareholders’ Equity

Shares Authorized

Upon formation, the number of shares of all classes of stock which the Company was authorized to issue was 75,000,000 shares of common stock, par value $0.001 per share. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company's common stock (the "Stock Split").  The CFS were retroactively restated to reflect the Stock Split for the periods presented.

Common Stock

During the fiscal year ended September 30, 2016, the Company sold 3,530,000 common shares (prior to 5-for-1 stock split) at $0.01 per share for aggregate proceeds of $35,300.

Note 10 – Income Tax

Deferred Tax Assets

At December 31 and September 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,652,504 and $1,419,393, respectively, which may be offset against future taxable income through 2034.  No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets of approximately $367,763 as of December 31, 2017, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	December 31, 2017	September 30, 2017
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$367,763	$315,280
Less valuation allowance	(367,763)	(315,280)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016

Federal statutory income tax expense (benefit) rate	(34.00)%	(34.00)%
Federal income tax rate difference	19.00%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	22.51%	22.51%
Effective income tax rate	0.00%	0.00%

Note 11 – Commitments

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent is $1,897. The Company recorded rental expense of $5,690 and $0 for the three months ended December 31, 2017 and 2016, respectively.   The future annual minimum lease payments as of December 31, 2017 was: $22,764 for the year ending December 31, 2018.

On April 1, 2017, the Company entered a strategist consulting agreement with a consulting company for a service term of one year. The compensation to the consulting company will be $50,000 per year, payable in equal installments at the end of each month.

Employment Agreements

The Company currently has an employment agreement with Michael Viotto, the Company's CFO.  Pursuant to the terms of his employment agreement, dated August 16, 2017, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year.  Mr. Viotto's employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company's CFO.

Note 12 – Subsequent Events

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

Results of operations for the three months ended December 31, 2017 and 2016

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our gross revenue for the three months ended December 31, 2017 and 2016 was $0, respectively. Our cost of revenues for the three months ended December 31, 2017 and 2016 was $0, respectively, resulting in a gross profit of $0 for the three months ended December 31, 2017 and 2016, respectively.  The Company did not generate any revenue because the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2017 and 2016 are outlined in the table below:

	2017	2016	Increase (Decrease)

General and administrative	$227,791	$37,370	$190,421
	$227,791	$37,370	$190,421

The increase in our operating costs for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, mainly included increased: salary expenses of $49,167, travel expenses of $68,242, consulting expense of $55,389, and auditing fees of $16,000, as a result of the Company recruiting experienced personnel, advisors and consultants, and becoming more aggressive in seeking business opportunities for its development and expansion.  In addition to the online marketing and consulting business, the Company is actively seeking opportunities in the mining industries in Asia and North America.

Non-operating expenses

Non-operating expenses were $11,598 for the three months ended December 31, 2017, compared to $181 for the three months ended December 31, 2016.  The increase in non-operating expenses was mainly due to increased interest expense of $52,668 on a note payable to one of our major shareholder, which was partially offset by interest income of $41,410 from notes receivables. The Company collected all amounts outstanding under the notes receivable in December 2017.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	December 31,	September 30,
	2017	2017

Total current assets	$5,102,537	$5,344,093
Total current liabilities	(6,876,568)	(6,879,283)
Working capital deficiency	$(1,774,031)	$(1,535,190)

Liquidity

During the three months ended December 31, 2017 and 2016, the Company reported net loss of $239,389 and $37,551 respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

Net cash used in operating activities	$(241,556)	$(41,901)
Net cash used in investing activities	3,925,000	-
Net cash provided by financing activities	-	6,881,463
Net increase (decrease) in cash	$3,683,444	$6,839,562

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended December 31, 2017 and 2016 was $241,556 and $41,901, respectively.  The increase in net cash used in operating activities was mainly due to increased net loss of $239,389.

Cash Flows from Investing Activities

Our cash provided by investing activities for the three months ended December 31, 2017 and 2016 was $3,925,000 and $0, respectively. The increase in net cash provided by investing activities was mainly due to the collection of outstanding notes receivable of $3,925,000.

Cash Flows from Financing Activities

During the three months ended December 31, 2017 and 2016, we received proceeds from the issuance of a note to one of our major shareholders of $0 and $6,881,463, respectively; we had an increase in paid in capital of $0 and $11,645, respectively, through the payment for certain payables made by former management as capital contributions.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2017. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* filed herewith
† furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE ENTERPRISES INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

February 13, 2018

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 13, 2018