Form 10-Q
period 2018-03-31
FUSE ENTERPRISES INC.
filed 2018-05-14
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at May 10, 2018
Common Stock, $0.001 par value per share	45,150,000

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

	MARCH 31, 2018	SEPTEMBER 30, 2017
CURRENT ASSETS
Cash and equivalents	$3,771,993	$419,093
Notes receivable	-	3,925,000
Prepaid expenses	1,016,985	1,000,000

Total current assets	4,788,978	5,344,093

NON-CURRENT ASSETS
Property and equipment, net	11,859	12,955

Total non-current assets	11,859	12,955

TOTAL ASSETS	$4,800,837	$5,357,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables	$735	9,465
Interest payable	44,654	-
Note payable	6,869,818	6,869,818

Total current liabilities	6,915,207	6,879,283

Total liabilities	6,915,207	6,879,283

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 45,150,000 shares issued and outstanding as of March 31, 2018 and September 30, 2017	45,150	45,150
Additional paid in capital	47,432	47,432
Accumulated deficit	(2,206,952)	(1,614,817)

Total stockholders’ deficit	(2,114,370)	(1,522,235)

TOTAL LIABILITIES AND DEFICIT	$4,800,837	$5,357,048

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2018	2017	2018	2017

General and administrative	$535,671	$522,120	$307,880	$484,750

Total operating expenses	535,671	522,120	307,880	484,750

Loss from operations	(535,671)	(522,120)	(307,880)	(484,750)

Non-operating expenses
Interest income	41,410	18,146	-	18,146
Interest expense	(97,323)	(57,821)	(44,653)	(57,821)
Consulting income	-	6,667	-	6,667
Other income
Financial expense	(551)	(464)	(213)	(282)

Total non-operating expenses, net	(56,464)	(33,472)	(44,866)	(33,290)

Loss before income tax	(592,135)	(555,592)	(352,746)	(518,040)
Income tax provision	-	-	-	-

Net loss	$(592,135)	$(555,592)	$(352,746)	$(518,040)

Basic and diluted weighted average shares outstanding	45,150,000	45,150,000	45,150,000	45,150,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED MARCH 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(592,135)	$(555,592)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation	1,096	736
Amortization	-	161,414
Capital contribution of officer’s salary	-	16,667
Capital contribution of expenses paid by shareholder		2,037
Changes in assets and liabilities:
Accounts receivable	-	(20,000)
Prepaid expenses	(16,985)	(1,325,000)
Interest receivable	-	(18,146)
Deposit from customers	-	13,333
Interest payable	44,654	-
Other payables	(8,730)	78,838

Net cash used in operating activities	(572,100)	(1,645,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	3,925,000	(1,925,000)
Acquisition of fixed assets	-	(14,598)

Net cash provided by (used in) investing activities	3,925,000	(1,939,598)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note	-	6,869,818

Net cash provided by financing activities	-	6,869,818

NET INCREASE IN CASH AND EQUIVALENTS	3,352,900	3,284,507

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	419,093	8,165

CASH AND EQUIVALENTS, END OF PERIOD	$3,771,993	$3,292,672

Supplemental cash flow data:
Income tax paid	$800	$-
Interest paid	$-	$43,508

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently an online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Enterprises is the sole shareholder of Technology, which currently has no operations. On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 26, 2017, the Company filed a Certificate of Change with the State of Nevada to (i) increase its authorized shares of common stock from 75,000,000 to 375,000,000 and (ii) effect a corresponding 5-for-1 forward stock split of the issued and outstanding shares of the Company’s common stock (the “Stock Split”).  The consolidated financial statements (“CFS”) were retroactively restated to reflect the Stock Split for the periods presented.

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

The amendments in this ASU remove the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

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

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at March 31, 2018 or September 30, 2017.

Property and Equipment

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

Depreciation of property and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2018 or September 30, 2017.  The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. In the fourth quarter of 2017, the Company completed the evaluation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) and finalized its determination of the impact of the guidance on revenue recognition. The Company does not expect the new revenue standard to have a material impact on the CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the standard to have a material impact on its CFS.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $2,206,952 at March 31, 2018, working capital deficit of $2,126,229 and net loss of $592,135 for the six months ended March 31, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2018, and September 30, 2017 consisted of the following:

	March 31, 2018	September 30, 2017

Computer equipment	$1,852	$1,825
Less accumulated depreciation	(464)	(278)
Computer equipment, net	1,388	1,547

Office furniture	12,746	12,746
Less accumulated depreciation	(2,275)	(1,365)
Office furniture, net	10,471	11,381
Total property and equipment, net	$11,859	$12,955

Depreciation for the six months ended March 31, 2018 and 2017 was $1,096 and $736, respectively. Depreciation for the three months ended March 31, 2018 and 2017 was $548 and $548, respectively.

Note 5 – Deposit and prepaid expenses

As of March 31, 2018, the Company had prepaid insurance of $16,985.

As of March 31, 2018 and September 30, 2017, the Company had a deposit of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month service term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost. The consultant will provide Processing market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee. If Processing does not make any investment or enter into a business relationship with a target located in Mexico by the end of the service term, the consultant will refund Processing $1,000,000 of the consulting fee.  On January 3, 2018, the Company renewed the agreement until July 3, 2018.

Note 6 – Other payables

As of March 31, 2018 and September 30, 2017, the Company had other payables of $735 and $9,465, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Note payable (related party)

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Original Agreement”) with one of its major shareholders (“Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the lender of $6,869,818 with interest of 6% (the “Original Note”). The Original Note was to mature on December 18, 2018, and any outstanding principal and interest on the Original Note could be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  There was no beneficial conversion feature for the Original Note due to the conversion price being higher than the stock price at the time of the issuance of the Original Note.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder and Trading (the “Amended Agreement”).  The Amended Agreement amends and restates the Original Agreement.  Under the terms of the Amended Agreement, the Original Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser of $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, with interest of 3% (the “New Note”).  The Purchaser does not have conversion option under the New Note. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading. The agreement was renewed on March 20, 2018 with a new maturity date of July 2, 2018.

As of March 31, 2018 and September 30, 2017, the Company had an outstanding balance of $6,869,818 on the New Note.  During the six months ended March 31, 2018 and 2017, the Company incurred interest expense of $97,322 and $57,821, respectively, and had interest payable of $44,654 and $0 as of March 31, 2018 and September 30, 2017, respectively.  During the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $44,654 and $57,821, respectively.

Note 8 – Shareholders’ Equity

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

Note 9 – Income Tax

Deferred Tax Assets

At March 31, 2018 and September 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,005,250 and $1,419,393, respectively, which may be offset against future taxable income through 2034.  No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets of approximately $447,180 as of March 31, 2018, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	March 31, 2018	September 30, 2017
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$447,180	$315,280
Less valuation allowance	(447,180)	(315,280)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three and six months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017

Federal statutory income tax expense (benefit) rate	(34.00)%	(34.00)%
Federal income tax rate difference	19.00%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	22.51%	22.51%
Effective income tax rate	0.00%	0.00%

Note 10 – Commitments

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent is $1,897. The Company recorded rental expense of $11,382 for each of the six months ended March 31, 2018 and 2017. The Company recorded rental expense of $5,690 for each of the three months ended March 31, 2018 and 2017.   The future annual minimum lease payments as of March 31, 2018 was: $17,073 for the year ending December 31, 2018.

On April 1, 2017, the Company entered a strategist consulting agreement with a consulting company for a service term of one year. The compensation to the consulting company will be $50,000 per year, payable in equal installments at the end of each month. The agreement was extended for another year to December 31, 2019.

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

Note 11 – Subsequent Events

On May 4, 2018, Fuse Enterprises entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract (the “Contract”) with Prime King Investment Limited, a corporation organized under the laws of Hong Kong ( “Prime King”).

Pursuant to the terms of the Contract, Prime King shall provide services to the Company relating the development, installation and debug of software and system for Mineral Mining Interactive Technology and Related Application (the “Project”) as well as collecting and building of raw data for the application system and software, hardware and network operation environment needed for application system of the Project. Prime King shall also provide trainings to the Company’s staffs per request of the Company as well as maintenance for the Project for one year after the completion of the Project free of charge.

Under the Contract, the Company shall pay Prime King aggregate consideration of $3,000,000, of which 50% to be paid within 10 days of the execution of the Contract and the remaining 50% to be paid within 10 days of the completion of the Project after inspection and approval by the Company.

The Contract also contains customary representations and warranties regarding the intellectual property developed pursuant to the Contract and covenants regarding the parties’ cooperation.

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

Overview

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently an online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.  On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Enterprises is the sole shareholder of Technology, which currently has no operations. On November 28, 2016, 5,500,000 shares of the common stock of Enterprises, or 60.91% of the Company’s issued and outstanding shares of common stock, were sold by Pavel Mikhalkov and Aleksandr Kriukov in a series of private transactions to a new shareholder for an aggregate purchase price of $55,000 (collectively, the “Stock Sales”). In connection with the Stock Sales, Messrs. Mikhalkov and Kriukov released the Company from certain liabilities and obligations arising out of their service as directors and officers of the Company. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses.

Results of operations for the three months ended March 31, 2018 and 2017

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our revenue for the three months ended March 31, 2018 and 2017 was $0, respectively. Our cost of revenues for the three months ended March 31, 2018 and 2017was $0, respectively, resulting in a gross profit of $0 for the three months ended March 31, 2018 and 2017, respectively.  The Company did not generate any revenue, because the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease)

General and administrative	$307,880	$484,750	$(176,870)
	$307,880	$484,750	$(176,870)

The decrease in our operating costs for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to decreased consulting fee by $33,600, decreased travel expense by $86,6700, decreased legal fee by $19,300, and decreased supplier purchases by $15,700.

Non-operating expenses, net

Net non-operating expenses were $44,866 for the three months ended March 31, 2018, compared to $33,290 for the three months ended March 31, 2017.  The increase in non-operating expenses was mainly due to decreased interest income by $18,146, and decreased consulting income by $6,667, which was partially offset by decreased interest expense by $13,167 on a note payable to one of our major shareholder.

Results of operations for the six months ended March 31, 2018 and 2017

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our gross revenue for the six months ended March 31, 2018 and 2017 was $0, respectively. Our cost of revenues for the six months ended March 31, 2018 and 2017 was $0, respectively, resulting in a gross profit of $0 for the six months ended March 31, 2018 and 2017, respectively.  The Company did not generate any revenue because the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease)

General and administrative	$535,671	$522,120	$13,551
	$535,671	$522,120	$13,551

The increase in our operating costs for the six months ended March 31, 2018, compared to the six months ended March 31, 2017, mainly included increased salary expenses by $30,835, professional fee by $21,564, and consulting fee by $18,051, which was partly offset by decrease of travel expense by $27,777, decreased legal fee by $18,179, decreased supplier purchases by $15,716.

Non-operating expenses, net

Net non-operating expenses were $56,464 for the six months ended March 31, 2018, compared to $33,471 for the six months ended March 31, 2017.  The increase in non-operating expenses was mainly due to increased interest expense by $39,501 on a note payable to one of our major shareholder, which was partially offset by increased interest income by $23,264 from notes receivables, the Company collected all the notes receivable in December 2017.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	March 31,	September 30,
	2018	2017

Total current assets	$4,788,978	$5,344,093
Total current liabilities	(6,915,207)	(6,879,283)
Working capital deficiency	$(2,126,229)	$(1,535,190)

Liquidity

During the six months ended March 31, 2018 and 2017, the Company reported net loss of $592,135 and $555,591 respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017

Net cash used in operating activities	$(572,100)	$(1,645,713)
Net cash provided by (used in) investing activities	3,925,000	(1,939,598)
Net cash provided by financing activities	-	6,869,818
Net increase (decrease) in cash	$3,352,900	$3,284,507

We have generated revenues of $0 during the six months ended March 31, 2018 and 2017, respectively.

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2018 and 2017 was $572,100 and $1,645,713, respectively.  The decrease in net cash used in operating activities was mainly due to decreased prepaid expense of $1,325,000.

Cash Flows from Investing Activities

Our cash provided by (used in) investing activities for the six months ended March 31, 2018 and 2017 was $3,925,000 and $(1,939,598), respectively. The increase in net cash provided by investing activities was mainly due to the collection of outstanding notes receivable in full of $3,925,000.

Cash Flows from Financing Activities

During the six months ended March 31, 2018, we did not have any financing activities.  During the six months ended March 31, 2017, we received proceeds from the issuance of a note to one of our major shareholders of $6,869,818.

Recent Accounting Pronouncements

See Note 2 to the CFS.

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The control deficiencies that constituted material weaknesses are as described below.

 1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of March 31, 2018, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. We have one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2018. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 14, 2018

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2018