Form 10-K/A
period 2017-09-30
FUSE ENTERPRISES INC.
filed 2018-05-23
CIK 1636051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Fuse Enterprises Inc. (“Fuse Enterprises” or the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission (“SEC”) on December 29, 2017 (the “Original Filing”). We are filing this Amendment No. 1 to (i) correct the name of our CFO under Item 1A; (ii) amend and restate Item 9A to include the conclusion that the Company’s disclosure controls and procedures are not effective and additional information in the management’s report on internal control over financial reporting; (iii) include a revised Report of Independent Registered Public Accounting Firm from MJF Associates, APC, with regard to the amended and restated Note 10 to the financial statements; (iv) include a Report of Independent Registered Public Accounting Firm from KLJ & Associates, LLP as of and for the year ended September 30, 2016; (v) amend the common stock issued for cash at $0.001 per share to $0.002 per share on page F-5 (page F-4 on the Original Filing); (vi) amend Note 10 to the financial statements included herein to reflect a stock split effected by the Company on May 26, 2017, and amend and restate Note 2 to correct a typographical error; and (vii) amend and restate Note 13 to correct the percentage numbers as to each customer that account for 10% or more of the Company’s revenue for the year ended September 30, 2016.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. We are dependent upon Mr. Umesh Patel, our chief executive officer (“CEO”) and a director; and Mr. Michael Viotto , our chief financial officer (“CFO”) and a director. The loss of the services of Messrs. Patel or Viotto for any reason could significantly adversely impact our business and results of operations. Competition for senior management in the United States is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2017 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our chief financial officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2017. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of September 30, 2017, our internal control over financial reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of September 30, 2017, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. The Company’s operations are relatively uncomplicated; the Company had no sales but only expenses.  The Company maintains adequate policies and procedures for ensuring that receipts and expenditures of Company assets are made in accordance with management authorization; and any investing and financing activities are made with both management and Board authorization, and any unauthorized expenses or usage of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  The Company also keeps accounting records for each of the Company’s transactions including expenses, assets purchase, prepayments, notes receivable and payable that in reasonable detail accurately and fairly reflect the transaction; and for providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements.

We have limited capital resources and have given priority in the use of those resources to the development of our business. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the management’s report is not subject to attestation by the Company’s registered public accounting firm.

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
2.	Reports of Independent Public Registered Accounting Firms
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

10.4†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 16, 2017. °
10.5	Sublease Agreement, by and between Fuse Processing, Inc. and Wantonga Group, dated January 1, 2017. °
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*

*Filed herewith
† Management agreement.
° Previously filed.

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

Signature

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	May 23, 2018
Chief Executive Officer and Director (principal executive officer)

/s/ Michael Viotto
Michael Viotto	May 23, 2018
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

The accompanying financial statements were prepared assuming the Company will continue as a going concern, the Company had an accumulated deficit of $1,614,816 at September 30, 2017, working capital deficit of $1,535,189 and net loss of $1,557,824 for the year ended September 30, 2017. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments to the 2016 consolidated financial statements to retrospectively apply the effect of the stock split, as described in Note 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

/s/ MJF & Associates, APC

MJF & Associates, APC
Los Angeles, California
December 28, 2017, except for Notes 2 and 10 as to which the date is April 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fuse Enterprises, Inc.

We have audited the accompanying balance sheet of Fuse Enterprises, Inc. (the “Company”) as of September 30, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2016. Fuse Enterprises, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuse Enterprises, Inc. as of September 30, 2016 and for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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

FUSE ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Common Stock
	Shares	Amount	Addition Paid-in Capital	Accumulated Deficit	Total
Balance at September 30, 2015	27,500,000	$27,500	$(22,000)	$(13,852)	$(8,352)

Common stock issued for cash at $0.002 per share	17,650,000	17,650	17,650	-	35,300

Net loss	-	-	-	(43,140)	(43,140)

Balance at September 30, 2016	45,150,000	45,150	(4,350)	(56,992)	(16,192)

Capital contribution	-	-	51,782	-	51,782

Net loss	-	-	-	(1,557,825)	(1,557,825)

Balance at September 30, 2017	45,150,000	$45,150	$47,432	$(1,614,817)	$(1,522,235)

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2017 and 2016 .  The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

2016

Company A	11.92%
Company B	45.98%
Company C	12.90%
Company D	14.30%
Company E	14.90%
100.00%

Note 14 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its CFS other than the events discussed above.