Form 10-Q
period 2018-06-30
FUSE ENTERPRISES INC.
filed 2018-08-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at August 10, 2018
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

	JUNE 30, 2018	SEPTEMBER 30, 2017

ASSETS

CURRENT ASSETS
Cash and equivalents	$875,740	$419,093
Notes receivable	-	3,925,000
Prepaid expenses	11,622	1,000,000

Total current assets	887,362	5,344,093

NON-CURRENT ASSETS
Prepaid expenses	1,250,000	-
Property and equipment, net	11,311	12,955

Total non-current assets	1,261,311	12,955

TOTAL ASSETS	$2,148,673	$5,357,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables	$4,969	$9,465
Interest payable	52,096	-
Note payable	-	6,869,818

Total current liabilities	57,065	6,879,283

Note payable	6,869,818	-

Total liabilities	6,926,883	6,879,283

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 45,150,000 shares issued and outstanding as of June 30, 2018 and September 30, 2017	45,150	45,150
Additional paid in capital	47,432	47,432
Accumulated deficit	(4,870,792)	(1,614,817)

Total stockholders' deficit	(4,778,210)	(1,522,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,148,673	$5,357,048

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	460,411	599,968	167,231	282,352
Consulting expense	2,677,748	436,248	2,435,257	231,744

Total operating expenses	3,138,159	1,036,216	2,602,488	514,096

Loss from operations	(3,138,159)	(1,036,216)	(2,602,488)	(514,096)

Non-operating expenses
Interest income	41,410	55,533	-	37,387
Interest expense	(157,433)	(109,917)	(60,110)	(52,096)
Consulting income	-	20,000	-	13,333
Other income		170		170
Financial expense	(994)	(1,112)	(443)	(648)

Total non-operating income, net	(117,017)	(35,326)	(60,553)	(1,854)

Loss before income tax	(3,255,176)	(1,071,542)	(2,663,041)	(515,950)
Income tax provision	800	-	800	-

Net loss	$(3,255,976)	$(1,071,542)	$(2,663,841)	$(515,950)

Basic and diluted weighted average shares outstanding	45,150,000	45,150,000	45,150,000	45,150,000

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.06)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED JUNE 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,255,976)	$(1,071,542)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by operating activities:
Depreciation	1,644	1,284
Amortization	-	327,311
Capital contribution from officer's salary	-	16,667
Changes in assets and liabilities:
Prepaid expenses	(261,621)	(1,325,000)
Other payables and interest payable	47,600	5,306

Net cash used in operating activities	(3,468,353)	(2,045,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	3,925,000	(3,925,000)
Acquisition of fixed assets	-	(14,598)

Net cash provided by (used in) investing activities	3,925,000	(3,939,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in paid in capital	-	2,037
Proceeds from note	-	6,869,818

Net cash provided by financing activities	-	6,871,855

NET INCREASE IN CASH AND EQUIVALENTS	456,647	886,283

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	419,093	8,165

CASH AND EQUIVALENTS, END OF PERIOD	$875,740	$894,448

Supplemental cash flow data:
Income tax paid	$800	$-
Interest paid	$-	$109,917

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at June 30, 2018 or September 30, 2017.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2018 or September 30, 2017.  The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company after December 15, 2018. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company's CFS.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $4,870,792 at June 30, 2018, working capital deficit of $830,296 and net loss of $3,255,976 for the nine months ended June 30, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2018, and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017

Computer equipment	$1,852	$1,825
Less accumulated depreciation	(556)	(278)
Computer equipment, net	1,296	1,547

Office furniture	12,746	12,746
Less accumulated depreciation	(2,731)	(1,365)
Office furniture, net	10,015	11,381
Total property and equipment, net	$11,311	$12,955

Depreciation for the nine months ended June 30, 2018 and 2017 was $1,644 and $1,284, respectively. Depreciation for the three months ended June 30, 2018 and 2017 was $548 and $548, respectively.

Note 5 – Prepaid expenses (current and noncurrent)

As of June 30, 2018, the Company had prepaid D&O insurance of $11,622.

On May 4, 2018, the Company entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract (the “Contract”) with Prime King Investment Limited, a corporation organized under the laws of Hong Kong (“Prime King”).

Under the Contract, the Company shall pay Prime King aggregate consideration of $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% will be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service is required to complete in there months, however, on July 17, 2018, the deadline was extended until October 17, 2018. As of June 30, 2018, the Company paid $1.5 million service fee, of which, $1.25 million was recorded as consulting expense based on the service period that was lapsed, and $0.25 million was recorded as prepaid expense.

As of June 30, 2018 and September 30, 2017, the Company had a prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement (the “Agreement”) with a consulting company for a six-month service term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant will provide Processing market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with the seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. Following the signing of the MOU, this prepaid item which relates to the acquisition of assets will be part of the asset acquisition cost in accordance with ASC 805-5-30-1 and has now been classified as a non-current asset

Note 6 – Other payables

As of June 30, 2018 and September 30, 2017, the Company had other payables of $4,969 and $9,465, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Note payable (related party)

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Original Agreement”) with one of its major shareholders (“Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note to the lender of $6,869,818 with interest of 6% (the “Original Note”). The Original Note was to mature on December 18, 2018, and any outstanding principal and interest on the Original Note could be converted at any time prior to maturity at the lender’s option at a conversion price of $1.50 per share of the Company’s common stock.  The Original Note was not converted due to the conversion price being higher than the market price of the Company’s common stock at the time of the issuance of the Original Note.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder and Trading (the “Amended Agreement”).  The Amended Agreement amended and restated the Original Agreement.  Under the terms of the Amended Agreement, the Original Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser of $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, with interest of 3% (the “New Note”).  The Purchaser does not have a conversion option under the New Note. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading. The Amended Agreement was renewed on March 20, 2018 with a new maturity date of July 2, 2018.

As of June 30, 2018 and September 30, 2017, the Company had an outstanding balance of $6,869,818 on the New Note.  During the nine months ended June 30, 2018 and 2017, the Company incurred interest expense of $157,433 and $109,917, respectively, and had interest payable of $52,096 and $0 as of June 30, 2018 and September 30, 2017, respectively.  During the three months ended June 30, 2018 and 2017, the Company incurred interest expense of $60,110 and $52,096, respectively.

On June 28, 2018, the Company entered into a Share Purchase Agreement with Trading and Landbond Home Limited (the “Purchaser”), a company incorporated under the laws of Samoa and a major shareholder of the Company, pursuant to which the Company agreed to sell to the Purchaser in a private placement (the “Private Placement”) 19,628,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.35 per Share for an aggregate offering price of $6,869,818 (the “Purchase Price”). The Purchaser will pay the Purchase Price through the cancellation of the New Note. There is no any gain or loss arising from the note conversion due to the conversion price is the same as the market price. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, and the Company will issue the shares to the Purchaser’s designees. The Shares were issued on July 6, 2018. Accordingly, in compliance with ASC 47-10-45-14, the Note payable has been classified as long-term.

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

Note 9 – Income Tax

Deferred Tax Assets

At June 30, 2018 and September 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $4,668,291 and $1,419,393, respectively, which may be offset against future taxable income through 2034.  No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets of approximately $1,211,688 as of June 30, 2018, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	June 30, 2018	September 30, 2017
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,211,688	$315,280
Less valuation allowance	(1,211,688)	(315,280)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine and three months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017

Federal statutory income tax expense (benefit) rate	(21.00)%	(34.00)%
Federal income tax rate difference	-%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	28.51%	22.51%
Effective income tax rate	0.00%	0.00%

Note 10 – Commitments

Lease Commitments

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent was $1,897, and increased to $1,949 starting from January 2018.

Effective April 16, 2018, the Company entered a one-year lease agreement to lease another office in the City of Diamond Bar, California. The monthly rent is approximately $1,500.

The Company recorded rental expense of $24,248 and $17,073 for the nine months ended June 30, 2018 and 2017, respectively. The Company recorded rental expense of $12,710 and $5,690 for the three months ended June 30, 2018 and 2017, respectively.  The future annual minimum lease payments as of June 30, 2018 is $26,700.

On April 1, 2017, the Company entered into a strategist consulting agreement with a consulting company with a service term of one year. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2019.

Consulting and Service Agreements

On May 4, 2018, the Company entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract with Prime King.

Pursuant to the terms of the Contract, Prime King shall provide services to the Company relating to the development, installation and debugging of software and system called IMETAL. The IMETAL software will allow the Company to operate a platform for investment in raw metals, which are often considered to be a stable investment vehicle.

IMETAL is committed to building a platform that can provide not just institutional clients, but also individual investors, a chance to invest in raw metals, find specialized minerals and exploit these opportunities. Prime King shall also provide training to the Company’s staff per the Company’s request as well as maintenance for the Project for one year after the completion of the Project, in each case free of charge.

Under the Contract, the Company shall pay Prime King aggregate consideration of $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% will be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service is required to complete in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018.

Effective on April 1, 2018, the Company entered another Consulting & Strategist Agreement with a consulting company in Hong Kong for a term of one year. The consulting services mainly include business strategy and business development advisory for the Company’s potential new ventures in the Far East, mainly in Hong Kong and Russia. The consulting fee is $40,000 per month, payable monthly on or about the 1st of each month.

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

Results of operations for the three months ended June 30, 2018 and 2017

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our revenue for each of the three-month periods ended June 30, 2018 and 2017 was $0. Our cost of revenues for each of the three-month periods ended June 30, 2018 and 2017 was $0, resulting in a gross profit of $0 for each of those periods.  The Company did not generate any revenue during those periods because the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease)

General and administrative	$167,231	$282,352	$(115,121)
Consulting fees	2,435,257	231,744	2,203,513
Total operating expenses	$2,602,488	$514,096	$2,088,392

The increase in our operating costs for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, mainly due to an increase in consulting and service fees by $2,203,513, which was partly offset by a decrease in travel expense by $75,918. The Company entered several consulting agreements for advisory service on business development strategy in Far East, such as Hong Kong and Russia, and acquisition opportunities in Mexico and North America.

Non-operating expenses, net

Net non-operating expenses were $60,553 for the three months ended June 30, 2018, compared to $1,854 for the three months ended June 30, 2017.  The increase in non-operating expenses was mainly due to a decrease in interest income by $37,387, a decrease in consulting income by $13,333, and an increase in interest expense by $8,014 on a note payable to one of our major shareholders.

Results of operations for the nine months ended June 30, 2018 and 2017

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our gross revenue for each of the nine-month periods ended June 30, 2018 and 2017 was $0. Our cost of revenues for each of the nine-month periods ended June 30, 2018 and 2017 was $0, resulting in a gross profit of $0 for those periods.  The Company did not generate any revenue during those periods because the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease)

General and administrative	$460,411	$599,968	$(139,557)
Consulting fees	2,677,748	436,248	2,241,500
Total operating expenses	$3,138,159	$1,036,216	$2,101,943

The increase in our operating costs for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, mainly included an increase in consulting and service fees by $2,241,500, which was partly offset by a decrease in travel expenses by $119,616.

 Non-operating expenses, net

Net non-operating expenses were $117,017 for the nine months ended June 30, 2018, compared to $35,326 for the nine months ended June 30, 2017.  The increase in non-operating expenses was mainly due to an increase in interest expense by $47,516 on a note payable to one of our major shareholders, a decrease in interest income by $14,123 from notes receivables, the fact that the Company collected all outstanding notes receivable in December 2017, and a decrease in consulting income by $20,000.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	June 30,	September 30,
	2018	2017

Total current assets	$887.362	$5,344,093
Total current liabilities	(57,066)	(6,879,283)
Working capital deficiency	$830,296	$(1,535,190)

Liquidity

During the nine months ended June 30, 2018 and 2017, the Company reported net loss of $3,255,976 and $1,071,542, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2018	For the Nine Months Ended June 30, 2017

Net cash used in operating activities	$(3,468,353)	$(2,045,974)
Net cash provided by (used in) investing activities	3,925,000	(3,939,598)
Net cash provided by financing activities	-	6,871,855
Net increase in cash	$456,647	$886,283

We have generated revenues of $0 during each of the nine–month periods ended June 30, 2018 and 2017.

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2018 and 2017 was $3,468,353 and $2,045,974, respectively.  The increase in net cash used in operating activities was mainly due to increased net loss by $2,184,434, which was partly offset by decreased cash outflow on prepaid expenses by $1,063,379.

Cash Flows from Investing Activities

Our cash provided by (used in) investing activities for the nine months ended June 30, 2018 and 2017 was $3,925,000 and $(3,939,598), respectively. The increase in net cash provided by investing activities was mainly due to the collection of outstanding notes receivable in full in the amount of $3,925,000, and the fact that we did not have any fixed assets purchase during the nine months ended June 30, 2018.

Cash Flows from Financing Activities

During the nine months ended June 30, 2018, we did not have any financing activities.  During the nine months ended June 30, 2017, we received proceeds from the issuance of a note to one of our major shareholders in the amount of $6,869,818.

Recent Accounting Pronouncements

See Note 2 to the CFS.

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2018. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE ENTERPRISES INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

August 14, 2018

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2018