Form 10-K
period 2018-09-30
FUSE ENTERPRISES INC.
filed 2018-12-31
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

Commission File Number 333-202948

FUSE ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1017473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

805 W. Duarte Rd. #102.
Arcadia, CA 91007	91006
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number: (626) 210-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None.

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 29, 2018 was approximately $16,591,000 (based on 17,650,000 shares of common stock outstanding held by non-affiliates on such date, $0.94 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of March 29, 2018 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 64,778,050 shares as of December 26, 2018.

FUSE ENTERPRISES INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2018

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“Annual Report”) of Fuse Enterprises Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	The uncertainty of profitability based upon our history of losses;
●	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	Risks related to our international operations and currency exchange fluctuations; and
●	Other risks and uncertainties related to our business plan and business strategy.

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

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC” or “Commission”), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

We are and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of our initial public offering, (c) the date on which Enterprises has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Enterprises is deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the “Exchange Act”).

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our shares of common stock less attractive because Enterprises will rely on some or all of these exemptions. If some investors find our shares of common stock to be less attractive as a result, there may be a less active trading market for our shares of common stock and our stock price may be more volatile.

If we avail ourselves of certain exemptions from various reporting requirements, such reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. We meet the definition of an “emerging growth company” and so long as we qualify as an “emerging growth company,” we will not be required to:

● Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

● Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

● Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

● Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

As of September 30, 2018, we had accumulated a deficit of $5,834,737. We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

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

As of December 21, 2018, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 37,128,050 shares, or 57.32%, of our outstanding common stock. Landbond’s beneficial ownership of 57.32% of our issued and outstanding common stock will give it the ability to control the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as fully reporting company.

Pursuant to Section 15(d), we are required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. That filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K.

After that fiscal year and provided the Company has fewer than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and more than five percent (5%) holders of classes of our equity securities will not be required to report information about their ownership positions in the securities.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Enterprises will need to come through appreciation of the stock price.

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

Our common stock is listed on the over-the-counter exchange, and is thinly traded. As a result, shareholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  If an active trading market does develop, the market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and our being a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual shareholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more shareholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

Our common stock was accepted for quotation on the OTC Bulletin Board and OTC Link during the year ended September 30, 2016. As a result, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The SEC has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 requires:

      -   That a broker or dealer approve a person's account for transactions in penny stocks; and

      -   That the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and  quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   Obtain the financial information and investment experience objectives of the person; and

      -   Make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 2 – PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $1,896 pursuant to a lease agreement with a term from January 1, 2017 to December 31, 2018. In January 2018, the monthly rent was increased to $1,949.

Effective April 16, 2018, the Company entered a one-year lease agreement to lease another office in the City of Diamond Bar, California. The monthly rent is approximately $1,500.

Commencing December 1, 2018, the Company leased an office in the City of Arcadia for a term of three years, with base rent of $2,115 per month.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2016, our common stock was verified for trading on OTCQB under the trading symbol “FSNT.” Prior to that time, there was no public market for our stock. Any over-the-counter quotations in the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of September 30, 2018, there were 76 record holders of 64,778,050 shares of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6 – SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations for the years ended September 30, 2018 and 2017

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized business. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.

Our revenue for the years ended September 30, 2018 and 2017 was $0. Our cost of revenues for the years ended September 30, 2018 and 2017 was $0, resulting in a gross profit of $0 for each of those periods.  The Company did not generate any revenue during those periods because the Company did not receive any new orders for our consulting and website development services. The Company is also in the process of transforming its business by seeking new business opportunities in the mining industry.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease)

General and administrative	$632,647	$861,366	$(228,719)
Consulting fees and software development costs	3,468,923	657,929	2,810,994
Total operating expenses	$4,101,570	$1,519,295	$2,582,275

The increase in our operating costs for the year ended September 30, 2018, compared to the year ended September 30, 2017, was mainly due to an increase in consulting fees and software development costs by $2,810,994, which was partly offset by a decrease in travel expense by $182,503. The Company entered several consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. The Company also entered a consulting agreement for developing software programs, to be used primarily to meet its internal needs, which are to allow the Company to operate a platform for investment in raw metals—often considered to be a stable investment vehicle.

Non-operating expenses, net

Net non-operating expenses were $117,550 for the year ended September 30, 2018, compared to $38,530 for the year ended September 30, 2017.  The increase in non-operating expenses was mainly due to a decrease in interest income by $64,273, and a decrease in consulting income by $20,000, which was partly offset by a decrease in interest expense by $5,153 on a note payable to one of our major shareholders.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	September 30,	September 30,
	2018	2017

Total current assets	$178,627	$5,344,093
Total current liabilities	(9,633)	(6,879,283)
Working capital (deficiency)	$168,994	$(1,535,190)

Liquidity

During the years ended September 30, 2018 and 2017, the Company reported net loss of $4,219,920 and $1,557,825, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017

Net cash used in operating activities	$(4,240,729)	$(2,521,330)
Net cash provided by (used in) investing activities	3,925,000	(3,939,598)
Net cash provided by financing activities	-	6,871,856
Net increase (decrease) in cash	$(315,729)	$410,928

We have generated revenues of $0 during years ended September 30, 2018 and 2017.

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2018 and 2017 was $4,240,729 and $2,521,330, respectively.  The increase in net cash used in operating activities was mainly due to increased net loss of $2,662,095, which was partly offset by decreased cash outflow on prepaid expenses of $1,200,036.

Cash Flows from Investing Activities

Our cash provided by (used in) investing activities for the years ended September 30, 2018 and 2017 was $3,925,000 and $(3,939,598), respectively. The increase in net cash provided by investing activities was mainly due to the collection of outstanding notes receivable in full in the amount of $3,925,000, and the fact that we did not have any fixed asset purchases during the year ended September 30, 2018.  During the year ended September 30, 2017, we loaned out $3,925,000 and paid $14,598 for office furniture and equipment.

Cash Flows from Financing Activities

During the year ended September 30, 2018, we did not have any financing activities.  During the year ended September 30, 2017, we received proceeds from the issuance of a note to one of our major shareholders in the amount of $6,869,818.

Recent Accounting Pronouncements

See Note 2 to the CFS.

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2018 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our chief financial officer.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2018. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of September 30, 2018, our internal control over financial reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of September 30, 2018, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 21, 2018 the names, positions and ages of our current executive officers and directors. Our directors serve until the next meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	62	Director, Chief Executive Officer
Michael Viotto (2)	67	Director, Chief Financial Officer

(1)	On February 15, 2017, the Board appointed Mr. Patel to serve as a director and the Company’s Chief Executive Officer.
(2)	On August 15, 2017, the Board appointed Mr. Viotto to serve as a director and the Company’s Chief Financial Officer, effective August 16, 2017.

Umesh Patel

Mr. Patel has served as a director of Nova Lifestyle, Inc. (NASDAQ: NVFY), a furniture manufacturer and retailer, since October, 2016, and has also served as Chairman of its Compensation Committee and a member of the Nominating and Corporate Governance and Audit Committees.  Mr. Patel has also served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services, since December, 2009.  Mr. Patel has been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California, since March, 2013. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978.  The Board believes that Mr. Patel is well qualified to serve as a member of the Board and as the Company’s Chief Executive Officer due to his extensive regulatory and investment experience.

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

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and provide each executive, from CFO to CEO, with a base salary on the market value of that role, and

●	the individual’s demonstrated ability to perform that role.

Employment Agreements

We currently have an employment agreement with Michael Viotto, our CFO.  Pursuant to the terms of his employment agreement, dated August 20, 2018, Mr. Viotto receives annual compensation in the amount of $50,000, and the agreement has a term of one year.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our NEOs in the years ended September 30, 2018 and 2017:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yong Zhang(1)	2018	-	-	-	-	-	-	-	-
	2017	16,667	-	-	-	-	-	-	16,667

Choon Kang Roy Tan (2)	2018	-	-	-	-	-	-	-	-
	2017	40,000	-	-	-	-	-	-	40,000

Umesh Patel (3)	2018	74,500	-	-	-	-	-	-	74,500
	2017	41,596	-	-	-	-	-	-	41,596

Michael Viotto (4)	2018	50,000	-	-	-	-	-	-	50,000
	2017	5,133	-	-	-	-	-	-	5,133

(1)	Mr. Zhang was appointed as Chief Executive Officer and a director on November 28, 2016, and resigned from those positions on February 15, 2017.

(2)	Mr. Kang was appointed as Chief Financial Officer and a director on November 28, 2016, and resigned from those positions on August 16, 2017.

(3)	Mr. Patel was appointed as Chief Executive Officer and a director on February 15, 2017.

(4)	Mr. Viotto was appointed as Chief Financial Officer and a director on August 16, 2017.

Outstanding Equity Awards at September 30, 2018

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2018.

Compensation of Directors

Our directors did not receive compensation for their service on the board of directors for the fiscal years ended September 30, 2018 and 2017.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 26, 2018 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 64,778,050 shares of our Common Stock outstanding as of December 26, 2018.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 26, 2018 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 26, 2018 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Enterprises Inc., 805 W. Duarte Rd. #102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Yong Zhang	37,128,050	57.32
Choon Kang Roy Tan	—	—
Umesh Patel	—	—
Michael Viotto	—	—
All current directors and executive officers as a group (6 persons)	37,128,050	57.32%
Landbond Home Limited (1)	37,128,050	57.32%

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2018 and 2017. All of the services described in the following fee table were approved in conformity with the Board’s pre-approval process.

	2018	2017
Audit Fees	$34,500	$25,000
Tax Fees	0	0
All Other Fees	0	0
Total	$34,500	$26,565

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by MJF & Associates, APC (“MJF”).

KLJ provided professional services for the audit of our fiscal year 2016 and reviews of our quarterly financial statements. MJF’s fees for audit and reviews are $34,500 and $25,000 for 2018 and 2017, respectively.

The Company engaged KLJ until February 13, 2017 (the “Engagement Period”). During the Engagement Period, KLJ did not issue any reports on the Company’s consolidated financial statements, and there were no disagreements between the Company and KLJ on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2018 and 2017 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the Board may also pre-approve particular services on a case-by-case basis.  Our Board approved all services that our independent accountants provided to us in the past two fiscal years.

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

10.4†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 20, 2018. Incorporated by reference to the Company Form 8-K filed on August 22, 2018.
10.5	Sublease Agreement, by and between Fuse Processing, Inc. and Wantonga Group, dated January 1, 2017. Incorporated by reference to the Company Form 10-K filed on December 29, 2017.
10.6*	Consulting and Strategist Agreement, by and between the Company and Benefit Pointers Trading Limited Hong Kong, dated April 15, 2018.
10.7*	Consulting and Strategist Agreement, by and between the Company and Risun Intelligent Technology Co., Limited, dated August 1, 2018.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*

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

Signature

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 31, 2018
Chief Executive Officer and Director (principal executive officer)

/s/ Michael Viotto
Michael Viotto	December 31, 2018
Chief Financial Officer and Director
(principal financial officer and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2018

Board of Directors and Management

Fuse Enterprises, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

Board of Directors and Management

Fuse Enterprises, Inc.

Opinion on the financial statements

We audited the accompanying balance sheets of Fuse Enterprises, Inc. (“the Company”) as of September 30, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of September 30, 2018 the Company had a working capital deficit, an accumulated deficit, and currently has no revenue generating operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

We have served as the Company’s auditor since 2017.

Los Angeles, California

December 31, 2018

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$103,364	$419,093
Notes receivable	-	3,925,000
Prepaid expenses	75,263	1,000,000

Total current assets	178,627	5,344,093

NON-CURRENT ASSETS
Prepaid expenses	1,000,000	-
Property and equipment, net	10,764	12,955

Total non-current assets	1,010,764	12,955

TOTAL ASSETS	$1,189,391	$5,357,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables	$9,633	$9,465
Note payable	-	6,869,818

Total current liabilities	9,633	6,879,283

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 and 45,150,000 shares issued and outstanding as of September 30, 2018 and 2017	64,778	45,150
Additional paid in capital	6,949,717	47,432
Accumulated deficit	(5,834,737)	(1,614,817)

Total stockholders' equity (deficit)	1,179,758	(1,522,235)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,189,391	$5,357,048

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2018	2017

Operating expenses
General and administrative	$632,647	$861,366
Software development costs	1,500,000	-
Consulting expenses	1,968,923	657,929

Total operating expenses	4,101,570	1,519,295

Loss from operations	(4,101,570)	(1,519,295)

Non-operating expenses
Interest income	41,413	105,686
Interest expense	(157,433)	(162,586)
Consulting income	-	20,000
Other income	-	170
Financial expense	(1,530)	(1,800)

Total non-operating income, net	(117,550)	(38,530)

Loss before income tax	(4,219,120)	(1,557,825)
Income tax	800	-

Net loss	$(4,219,920)	$(1,557,825)

Basic and diluted weighted average shares outstanding	49,828,467	45,150,000

Basic and diluted net loss per share	$(0.08)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Addition Paid-in Capital	Accumulated Deficit	Total

Balance at October 1, 2016	45,150,000	$45,150	$(4,350)	$(56,992)	$(16,192)

Capital contribution	-	-	51,782	-	51,782

Net loss	-	-	-	(1,557,825)	(1,557,825)

Balance at September 30, 2017	45,150,000	45,150	47,432	(1,614,817)	(1,522,235)

Conversion of note payable	19,628,050	19,628	6,850,190	-	6,869,818

Interest waived by shareholder as capital contribution	-	-	52,095	-	52,095

Net loss	-	-	-	(4,219,920)	(4,219,920)

Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,219,920)	$(1,557,825)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation	2,191	1,832
Amortization of prepaid expenses	49,701	333,532
Interest expense waived by shareholder as capital contribution	52,095	-
Capital contribution from officer's salary	-	16,667
Changes in assets and liabilities:
Prepaid expenses	(124,964)	(1,325,000)
Other payables and interest payable	168	11,502

Net cash used in operating activities	(4,240,729)	(2,519,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection (investment) in note receivable	3,925,000	(3,925,000)
Acquisition of fixed assets	-	(14,598)

Net cash provided by (used in) investing activities	3,925,000	(3,939,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note	-	6,869,818

Net cash provided by financing activities	-	6,869,818

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(315,729)	410,928

CASH, BEGINNING OF YEAR	419,093	8,165

CASH, END OF YEAR	$103,364	$419,093

Supplemental cash flow data:
Income tax paid	$800	$-
Interest paid	$105,338	$162,586

Supplemental disclosure of non-cash financing Activities
Interest waived by related party as capital contribution	$52,095	$-
Note payable converted into shares	$6,869,818	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

Note 1 – Organization and Operations

Fuse Enterprises Inc. (the “Company” or “Enterprises” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Enterprises is currently exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Enterprises is the sole shareholder of Processing.

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

In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading is engaged in seeking mining-related business opportunities in Asia.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The CFS include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances were eliminated in consolidation.

Basis of Consolidation

The CFS include the accounts of Enterprises and its subsidiaries, Processing, Trading and Technology. All significant inter-company accounts and transactions were eliminated in consolidation.

Cash

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at September 30, 2018 and 2017.

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

Computer and office equipment	5 years
Office furniture	7 years
Leasehold decoration and renovation	10 years
Production machinery	10 years
Autos	5 years

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards become effective for the Company on October 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of October 1, 2018 will not change the Company’s revenue recognition as the Company does not have any revenue yet. As the Company will not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings will be required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2018 and 2017.  The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs software development costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. As of September 30, 2018, the Company has not completed the preliminary project stage or the design stage, accordingly, the Company has not capitalized any costs.

●         Management’s Evaluation of Subsequent Events

o     The Company evaluates events that have occurred after the balance sheet date of September 30, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company has adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on the presentation of its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company will adopted the final rule and will include a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter ending December 31, 2018.

Note 3 – Going Concern

The accompanying CFS were prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5,834,737 at September 30, 2018, and net loss of $4,219,920 for the year ended September 30, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2018 and 2017 consisted of the following:

	2018	2017

Computer equipment	$1,852	$1,825
Less accumulated depreciation	(648)	(278)
Computer equipment, net	1,204	1,547

Office furniture	12,746	12,746
Less accumulated depreciation	(3,186)	(1,365)
Office furniture, net	9,560	11,381
Total property and equipment, net	$10,764	$12,955

Depreciation for the years ended September 30, 2018 and 2017 was $2,191 and $1,832, respectively.

Note 5 – Prepaid expenses (current and noncurrent)

As of September 30, 2018, the Company had current prepaid D&O insurance of $6,258, and current prepaid consulting expenses to Risun Intelligent Technology Co., Limited (“Risun”) of $69,005.

On August 1, 2018, the Company entered into a Consultant Agreement Service Contract with Risun. Pursuant to the terms of the Contract, Risun shall provide services to the Company relating to market research, business strategy, business development and other business advisory services related to the iMetal project. The Company paid Risun the full service fee of $103,508 in August 2018. The service term began on August 1, 2018 and will remain in full force and effect for six months unless it is renewed by the parties. As of September 30, 2018, the Company recorded the consulting expense to Risun of $34,503, and had $69,005 remaining in prepaid consulting fees.

In addition, as of September 30, 2018 and 2017, the Company had another prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month service term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The Company subsequently entered into an oral agreement to purchase the mines.. As of the date of this report, the Company is waiting for appropriate authority to approve the transfer of the mines into the Company’s name.  Following the signing of the MOU, this prepaid item which relates to the acquisition of assets will be part of the asset acquisition cost and, now that an agreement to purchase the mines has been entered into, has been classified as a non-current asset.

Note 6 – Notes receivable

As of September 30, 2017, the Company had notes receivable of $3,925,000.  During the three months ended December 31, 2017, the Company collected all the amounts outstanding under the notes receivable, and received interest income (up to the payment collection date) of $41,413.

Note 7 – Other payables

As of September 30, 2018 and September 30, 2017, the Company had other payables of $9,633 and $9,465, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 8 – Notes payable (related party)

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

On June 28, 2018, the Company entered into a Share Purchase Agreement with Trading and the Purchaser, pursuant to which the Company agreed to sell to the Purchaser in a private placement 19,628,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.35 per Share for an aggregate offering price of $6,869,818 (the “Purchase Price”). The Purchaser paid the Purchase Price through the cancellation of the New Note. There is no gain or loss arising from the note conversion due to the conversion price being the same as the market price and there is no substantial change in the cash flows. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, and the Company issued the shares to the Purchaser on July 6, 2018.

As of September 30, 2018 and 2017, the Company had an outstanding balance of $0 and $6,869,818 on the New Note.  During the years ended September 30, 2018 and 2017, the Company incurred interest expense of $157,433 and $162,586, respectively, and had interest payable of $0 as of September 30, 2018 and 2017.

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

On July 6, 2018, the Company issued 19,628,050 shares for repayment of the note payable of $6,869,818 (“Note 8”).

Note 10 – Income Tax

The President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective October 1, 2018 for the Company. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

At September 30, 2018 and September 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal and California income tax purposes of $5,631,644 and $1,419,393, respectively, which may be offset against future taxable income through 2034.  No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for both federal and California State of approximately $1,481,269 as of September 30, 2018, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,481,269	$315,280
Less valuation allowance	(1,481,269)	(315,280)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2018 and 2017 is as follows:

	2018	2017

Federal statutory income tax expense (benefit) rate	(34.00)%	(34.00)%
Federal income tax rate difference	19.00%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	22.51%	22.51%
Effective income tax rate	0.00%	0.00%

Note 11 – Commitments

Lease Commitments

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent was $1,897, and increased to $1,949 starting in January 2018. The lease will be terminated on December 31, 2018.

Effective April 16, 2018, the Company entered a one-year lease agreement to lease another office in the City of Diamond Bar, California. The monthly rent is approximately $1,500.

The Company recorded rental expense of $35,178 and $17,073 for the years ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, the future annual minimum lease payments were $16,347 for the year ending September 30, 2019.

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategist consulting agreement with a consulting company with a service term of one year. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2019.

2)	On May 4, 2018, the Company entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract with Prime King Investment Limited (“Prime King”

Pursuant to the terms of the Contract, Prime King will provide services to the Company relating to the development, installation and debugging of a software system called IMETAL. The IMETAL software will allow the Company to operate a platform which we plans for the use of investment in raw metals subject to compliance with applicable laws and regulations, which are often considered to be a stable investment vehicle.

IMETAL is committed to building a platform which plans to provide not only institutional clients, but also individual investors, a chance to invest in raw metals, find specialized minerals, and exploit these opportunities, subject to compliance with applicable laws and regulations. Prime King shall also provide training to the Company’s staff per the Company’s request as well as maintenance for the Project for one year after the completion of the Project, in each case free of charge.

Under the Contract, the Company shall pay Prime King aggregate consideration of $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% will be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018. Up to September 30, 2018, the Company paid Prime King $1.50 million and was recorded as software development costs. The Company expects the project to be completed by March 31, 2019.

3)

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

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered in to a contract with an individual owner of a mining concession in Mexico.  The mine is located Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village.  The latitude is 25.2520000 and the longitude is -107.225500. The Company has started drilling in a small area within the concession 10HAAS. For the year ended September 30, 2018, the Company spent $727,819 and is expected to spend $1.8 million on this project. If the project is successful, the Company will get 3% of the net profit from the mining operation.

Employment Agreements

The Company currently has an employment agreement with Michael Viotto, the Company’s CFO.  Pursuant to the terms of his employment agreement, dated August 20, 2018, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Note 12 – Subsequent events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Commencing December 1, 2018, the Company leased an office in the City of Arcadia for a term of three years, with base rent of $2,115 per month payable on the 1st of each month.