Form 10-Q
period 2018-12-31
FUSE ENTERPRISES INC.
filed 2019-02-11
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 333-202948

FUSE ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1017473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 W. Duarte Rd. #102.
Arcadia, CA 91007

(Address of principal executive offices including zip code)

(626) 210-0000
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at February 11, 2019
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,	AS OF SEPTEMBER 30,
	2018	2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$93,859	$103,364
Prepaid expenses	18,145	75,263

Total current assets	112,004	178,627

NON-CURRENT ASSETS
Prepaid expenses	1,000,000	1,000,000
Property and equipment, net	10,216	10,764

Total non-current assets	1,010,216	1,010,764

TOTAL ASSETS	$1,122,220	$1,189,391

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$4,792	$9,633

Total current liabilities	4,792	9,633

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,897,067)	(5,834,737)

Total stockholders' equity	1,117,428	1,179,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,122,220	$1,189,391

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2018	2017

Revenue	$516,000	$-

Cost of revenue	-	-

Gross profit	516,000	-

Operating expenses
General and administrative	134,170	164,069
Consulting expenses	443,701	63,722

Total operating expenses	577,871	227,791

Loss from operations	(61,871)	(227,791)

Non-operating expenses
Interest income	3	41,410
Interest expense	-	(52,668)
Financial expense	(462)	(340)

Total non-operating income (expenses), net	(459)	(11,598)

Loss before income tax	(62,330)	(239,389)
Income tax	-	-

Net loss	$(62,330)	$(239,389)

Basic and diluted weighted average shares outstanding	64,778,050	45,150,000

Basic and diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED Statements of Changes in Stockholders’ Equity (DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2017	45,150,000	$45,150	$47,432	$(1,614,817)	$(1,522,235)

Net loss	-	-	-	(239,389)	(239,389)

Balance at December 31, 2017	45,150,000	$45,150	$47,432	$(1,854,206)	$(1,761,624)

Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss	-	-	-	(62,330)	(62,330)

Balance at December 31, 2018	64,778,050	$64,778	$6,949,717	$(5,897,067)	$1,117,428

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,330)	$(239,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	548	548
Amortization	57,118	-
Changes in assets and liabilities:
Other payables	(4,841)	(2,715)

Net cash used in operating activities	(9,505)	(241,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable	-	3,925,000

Net cash provided by investing activities	-	3,925,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(9,505)	3,683,444

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	103,364	419,093

CASH AND EQUIVALENTS, END OF PERIOD	$93,859	$4,102,537

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 (UNAUDITED) AND SEPTEMBER 30, 2018

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

Enterprises and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Enterprises and Processing include due diligence on the potential mine seller and the mine, such as the ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

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

In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing, and Trading seeks mining-related business opportunities in Asia.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The CFS included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.

Basis of Consolidation

The CFS include the accounts of Enterprises and its subsidiaries, Processing, Trading and Technology. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

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

(i)

Assumption as a going concern: Management assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

These significant accounting estimates or assumptions bear the risk of change because there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the Financial Accounting Standards Board - Accounting Standards Codification (“FASB ASC”) for disclosures about fair value (“FV”) of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the FV of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring FV in U.S. GAAP, and expands disclosures about FV measurements.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at December 31, 2018 and September 30, 2018.

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the FV option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on October 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the Company does not have any revenue yet. As the Company will not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings will be required upon adoption.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2018 and September 30, 2018.  The tax years 2015 - 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs software development costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. As of December 31, 2018, the Company had not completed the preliminary project stage or the design stage, and accordingly, the Company has not capitalized any costs.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on its CFS.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the Company’s CFS.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on the Company’s CFS.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance effective October 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company adopted the final rule and included a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter ending December 31, 2018.

Note 3 – Going Concern

The accompanying CFS were prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5,897,067 at December 31, 2018, and net loss of $62,330 for the three months ended December 31, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment at December 31, 2018 and September 30, 2018 consisted of the following:

	December 31, 2018	September 30, 2018

Computer equipment	$1,852	$1,825
Less accumulated depreciation	(741)	(648)
Computer equipment, net	1,111	1,204

Office furniture	12,746	12,746
Less accumulated depreciation	(3,641)	(3,186)
Office furniture, net	9,105	9,560
Total property and equipment, net	$10,216	$10,764

Depreciation for the three months ended December 31, 2018 and 2017 was $548 and $548, respectively.

Note 5 – Prepaid expenses (current and noncurrent)

As of December 31, 2018, the Company had current prepaid D&O insurance of $894, and current prepaid consulting expenses to Risun Intelligent Technology Co., Limited (“Risun”) of $17,251.

On August 1, 2018, the Company entered into a Consultant Agreement Service Contract with Risun. Pursuant to the terms of the Contract, Risun shall provide services to the Company for market research, business strategy, business development and other business advisory services related to the iMetal project. The Company paid Risun the full service fee of $103,508 in August 2018. The service term began on August 1, 2018 and expired by its terms on February 1, 2019. For the three months ended December 31, 2018, the Company recorded the consulting expense to Risun of $51,754, and had $17,251 remaining in prepaid consulting fees.

In addition, as of December 31, 2018 and September 30, 2018, the Company had another prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing has been delayed due to elections in Mexico. Following the signing of the MOU, this prepaid item which relates to the acquisition of assets will be part of the asset acquisition cost and, now that an agreement to purchase the mines has been entered into, has been classified as a non-current asset.

Note 6 – Other payables

As of December 31, 2018 and September 30, 2018, the Company had other payables of $4,792 and $9,633, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Notes payable (related party)

On December 19, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement (the “Original Agreement”) with one of its major shareholders (“Purchaser”). Under the Agreement, the Company sold a Convertible Promissory Note of $6,869,818 with interest of 6% (the “Original Note”). The Original Note was to mature on December 18, 2018, and any outstanding principal and interest on the Original Note could be converted at any time prior to maturity at the lender’s option at $1.50 per share of the Company’s common stock.  The Original Note was not converted due to the conversion price being higher than the market price of the Company’s common stock at the time of the issuance of the Original Note.

On March 20, 2017, the Company entered into an Amended and Restated Promissory Note Purchase Agreement with the major shareholder and Trading (the “Amended Agreement”).  The Amended Agreement amended and restated the Original Agreement.  Under the terms of the Amended Agreement, the Original Note issued under the Original Agreement was cancelled and Trading issued a Promissory Note to the Purchaser of $6,869,818, with a term of 12 months, renewable for up to an additional 12 months at the Purchaser’s option, with interest of 3% (the “New Note”).  The Purchaser did not have a conversion option under the New Note. The principal amount of the New Note and any unpaid interest accrued thereon may become due and payable immediately upon the occurrence of certain events of default, including but not limited to Trading’s insolvency or the institution of bankruptcy proceedings against Trading. The Amended Agreement was renewed on March 20, 2018 with a new maturity date of July 2, 2018.

On June 28, 2018, the Company entered into a Share Purchase Agreement with Trading and the Purchaser, pursuant to which the Company sold to the Purchaser in a private placement 19,628,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at $0.35 per Share for $6,869,818 (the “Purchase Price”). The Purchaser paid the Purchase Price through the cancellation of the New Note. There is no gain or loss arising from the note conversion due to the conversion price being the same as the market price and there is no substantial change in the cash flows. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, and the Company issued the Shares to the Purchaser on July 6, 2018.

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

On July 6, 2018, the Company issued 19,628,050 shares for repayment of the note payable of $6,869,818 (See Note 7 – Notes payable (related party)).

Note 9 – Income Tax

The President of the United States signed into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective October 1, 2018 for the Company. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s CFS.

At December 31, 2018 and September 30, 2018, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has NOL carry-forwards for Federal and California income tax purposes of $5,693,977 and $5,631,644 at December 31, 2018 and September 30, 2018, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1,589,400 as of December 31, 2018, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018	September 30, 2018
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,589,400	$1,571,957
Less valuation allowance	(1,589,400)	(1,571,957)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2018 and 2017 is as follows:

	2018	2017

Federal statutory income tax expense (benefit) rate	(21.00)%	(34.00)%
Federal income tax rate difference	-%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	28.51%	22.51%
Effective income tax rate	0.00%	0.00%

Note 10 – Revenue and Major Customer

Enterprises and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Enterprises and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

Currently the Company has provided three potential mine acquisition opportunities to its clients, with one mine located in Asia and two mines located in North America.  For the three months ended December 31, 2018, the Company recorded revenue of $516,000 for the services provided.

For the three months ended December 31, 2018, the Company had one major customer which accounted for 93% of the Company’s total revenue.

Note 11 – Commitments

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing has been delayed due to elections in Mexico. (see Note 5).

Lease Commitments

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent was $1,897, and increased to $1,949 starting in January 2018. The lease expired on December 31, 2018.

Effective April 16, 2018, the Company entered a one-year lease agreement to lease another office in the City of Diamond Bar, California. The monthly rent is approximately $1,500.

Effective December 1, 2018, the Company entered a three-year lease agreement to lease another office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year.

The Company recorded rental expense of $16,815 and $5,690 for the three months ended December 31, 2018 and 2017, respectively.  As of December 31, 2018, the future annual minimum lease payments were $31,380; $26,141; and $24,661.

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategist consulting agreement with a consulting company with a term of one year. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2019.

2)

On May 4, 2018, the Company entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract (the “Contract”) with Prime King Investment Limited (“Prime King”).

Pursuant to the terms of the Contract, Prime King is providing services to the Company relating to the development, installation and debugging of a software system called IMETAL. The IMETAL software will allow the Company to operate a platform which we plan to use to facilitate investment in raw metals, subject to compliance with applicable laws and regulations.

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

Under the Contract, the Company shall pay Prime King $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% was to be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018, and the Company agreed to extend the deadline further, due to changes in technical requirements requested by the Company. Up to September 30, 2018, the Company paid Prime King $1.50 million, which was recorded as software development costs. The Company did not pay anything to Prime King for the three months ended December 31, 2018. The Company expects the project to be completed by March 31, 2019.

3)

Effective on April 1, 2018, the Company entered another Consulting & Strategist Agreement with a consulting company in Hong Kong for a term of one year. The consulting services mainly include business strategy and business development advisory for the Company’s potential new ventures in the Far East, mainly in Hong Kong and Russia. The consulting fee is $40,000 per month, payable monthly on or about the first day of each month.

4)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village.  The latitude is 25.2520000 and the longitude is -107.225500. The Company has started drilling in a small area within the concession 10HAAS. For the three months ended December 31, 2018, the Company spent $238,750, which was recorded as consulting expense, and the Company expects to spend an additional $1.56 million on this project. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine).

Employment Agreement

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

Enterprises and Processing provide consulting services to mining industry clients mine to find the acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Enterprises and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing has been delayed due to elections in Mexico.

Results of operations for the three months ended December 31, 2018 and 2017

Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized businesses. We have acquired customers through direct telemarketing and referrals. We are currently seeking business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.  In addition to our own investment in mining businesses, we also provide consulting services to clients who are mining business investors with potential mine acquisition targets within the specific parameters set by those clients, where the mine owner is considering selling its mining rights. Our services include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America.  For the three months ended December 31, 2018, the Company recorded revenue of $516,000 for the services provided. Our revenue for the three months ended December 31, 2017 was $0. Our cost of revenues for the three months ended December 31, 2018 and 2017 was $0, resulting in a gross profit of $516,000 and $0 for each of those periods.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease)

General and administrative	$134,170	$164,069	$(29,899)
Consulting fees	443,701	63,722	379,979
Total operating expenses	$577,871	$227,791	$350,080

The increase in our operating costs for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was mainly due to an increase in consulting fees by $379,979, which was partly offset by a decrease in travel expense by $29,899. The Company entered several consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. The Company also entered a consulting agreement for developing software programs to allow the Company to operate a platform for investment in raw metals. This platform would be used primarily to meet the Company’s internal needs, and may in the future be made available to external users for a fee.

Non-operating expenses, net

Net non-operating expense was $459 for the three months ended December 31, 2018, compared to non-operating expenses of $11,598 for the three months ended December 31, 2017.  The decrease in non-operating expense was mainly due to a decrease in interest expense by $52,668, which was partly offset by a decrease in interest income by $41,407.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	December 31,	September 30,
	2018	2018

Total current assets	$112,004	$178,627
Total current liabilities	(4,792)	(9,633)
Working capital (deficiency)	$107,212	$168,994

Liquidity

During the three months ended December 31, 2018 and 2017, the Company reported net loss of $62,330 and $239,389, respectively.

If we are not successful in transitioning into the mining business and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017

Net cash used in operating activities	$(9,505)	$(241,556)
Net cash provided by investing activities	-	3,925,000
Net increase (decrease) in cash	$(9,505)	$3,683,444

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2018 and 2017 was $9,505 and $241,556, respectively.  The decrease in net cash used in operating activities was mainly due to decreased net loss of $177,059, resulting from increased revenue of $516,000 from the Company’s provision of mine scouting services to clients for the three months ended December 31, 2018.

Cash Flows from Investing Activities

Our cash provided by investing activities for the three months ended December 31, 2018 and 2017 was $0 and $3,925,000, respectively. The decrease in net cash provided by investing activities was due to the collection of outstanding notes receivable of $3,925,000 in the three months ended December 31, 2017.

Cash Flows from Financing Activities

During the three months ended December 31, 2018 and 2017, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the CFS.

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to material weaknesses as described below.

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of December 31, 2018, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

4. We have one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

We took certain actions to remediate the material weakness arising from our lack of U.S. GAAP expertise. We have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. The Company’s operations are relatively uncomplicated; the Company had only$516,000 in sales.  The Company maintains adequate policies and procedures for ensuring that receipts and expenditures of Company assets are made in accordance with management authorization; and any investing and financing activities are made with both management and Board authorization, and any unauthorized expenses or usage of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  The Company also keeps accounting records for each of the Company’s transactions including expenses, assets purchase, prepayments, notes receivable and payable that in reasonable detail accurately and fairly reflect the transaction; and for providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements.

We have limited capital resources and have given priority in the use of those resources to the development of our business. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2018. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Description of Oral Agreement by and between Company and Juan Alberto Medrano Romero.
10.2	Description of Agreement by and between Company and Ken Zhang.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE ENTERPRISES INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

February 11, 2019

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 11, 2019