Form 10-Q
period 2019-03-31
FUSE GROUP HOLDING INC.
filed 2019-05-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 333-202948

FUSE GROUP HOLDING INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1017473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 W. Duarte Rd., Suite 102

Arcadia, CA 91007
(Address of principal executive offices including zip code)

(626) 210-0000
(Registrant’s telephone number, including area code)

Fuse Enterprises Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2019 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 (UNAUDITED) AND SEPTEMBER 30, 2018

	AS OF MARCH 31,	AS OF SEPTEMBER 30,
	2019	2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$63,952	$103,364
Prepaid expenses	-	75,263

Total current assets	63,952	178,627

NON-CURRENT ASSETS
Prepaid expenses	1,000,000	1,000,000
Property and equipment, net	9,668	10,764

Total non-current assets	1,009,668	1,010,764

TOTAL ASSETS	$1,073,620	$1,189,391

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$5,778	$9,633

Total current liabilities	5,778	9,633

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,946,653)	(5,834,737)

Total stockholders' equity	1,067,842	1,179,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,073,620	$1,189,391

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018	2019	2018

Revenue	$766,000	$-	$250,000	$-

Cost of revenue	177,519	-	88,759	-

Gross profit	588,481	-	161,241	-

Operating expenses
General and administrative	324,146	293,180	181,236	129,111
Consulting expenses	374,785	242,491	28,584	178,769

Total operating expenses	698,931	535,671	209,820	307,880

Loss from operations	(110,450)	(535,671)	(48,579)	(307,880)

Non-operating expenses
Interest income	6	41,410	3	-
Interest expense	-	(97,323)	-	(44,653)
Financial expense	(672)	(551)	(210)	(213)

Total non-operating expenses, net	(666)	(56,464)	(207)	(44,866)

Loss before income tax	(111,116)	(592,135)	(48,786)	(352,746)
Income tax	800	-	800	-

Net loss	$(111,916)	$(592,135)	$(49,586)	$(352,746)

Basic and diluted weighted average shares outstanding	64,778,050	45,150,000	64,778,050	45,150,000

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,916)	$(592,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	1,096
Amortization	75,262	-
Changes in assets and liabilities:
Prepaid expense	-	(16,985)
Interest payable	-	44,654
Other payables	(3,854)	(8,730)

Net cash used in operating activities	(39,412)	(572,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable	-	3,925,000

Net cash provided by investing activities	-	3,925,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(39,412)	3,352,900

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	103,364	419,093

CASH AND EQUIVALENTS, END OF PERIOD	$63,952	$3,771,993

Supplemental cash flow data:
Income tax paid	$800	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss for the quarter	-	-	-	(62,330)	(62,330)

Balance at December 31, 2018	64,778,050	64,778	6,949,717	(5,897,067)	1,117,428

Net loss for the quarter	-	-	-	(49,586)	(49,586)

Balance at March 31, 2019	64,778,050	$64,778	$6,949,717	$(5,946,653)	$1,067,842

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2017	45,150,000	$45,150	$47,432	$(1,614,817)	$(1,522,235)

Net loss for the quarter	-	-	-	(239,389)	(239,389)

Balance at December 31, 2017	45,150,000	45,150	47,432	(1,854,206)	(1,761,624)

Net loss for the quarter	-	-	-	(352,746)	(352,746)

Balance at March 31, 2018	45,150,000	$45,150	$47,432	$(2,206,952)	$(2,114,370)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED) AND SEPTEMBER 30, 2018

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group is currently exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.

Fuse Group and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as the ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

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

On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology is mainly engaged in IMETAL system development. The IMETAL software will allow the Company to operate a platform which the Company plans to use to facilitate investment in raw metals, find specialized minerals, and exploit these opportunities, subject to compliance with applicable laws and regulations.

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. (“Fuse Group”). Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective on May 13, 2019.

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

Basis of Consolidation

The CFS include the accounts of Fuse Group and its subsidiaries, Processing, Trading and Technology. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no accounts receivable or bad debt allowances at March 31, 2019 and September 30, 2018.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2019 and September 30, 2018.  The tax years 2015 - 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs software development costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. As of March 31, 2019, the Company had not completed the preliminary project stage or the design stage, and accordingly, the Company has not capitalized any costs.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact the ASU will have on its CFS.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company adopted the final rule and included a reconciliation of the changes in stockholders' equity in its Form 10-Q starting from the quarter ending December 31, 2018.

Note 3 – Going Concern

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.95 million at March 31, 2019, and net loss of $111,916 for the six months ended March 31, 2019, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2019 and September 30, 2018 consisted of the following:

	March 31, 2019	September 30, 2018

Computer equipment	$1,852	$1,825
Less accumulated depreciation	(833)	(648)
Computer equipment, net	1,019	1,204

Office furniture	12,746	12,746
Less accumulated depreciation	(4,097)	(3,186)
Office furniture, net	8,649	9,560
Total property and equipment, net	$9,668	$10,764

Depreciation for the six months ended March 31, 2019 and 2018 was $1,096 and $1,096, respectively. Depreciation for the three months ended March 31,2019 and 2018 was $548 and $548.

Note 5 – Prepaid expenses (current and noncurrent)

As of December 31, 2018, the Company had prepaid D&O insurance and prepaid consulting expenses to Risun Intelligent Technology Co., Limited (“Risun”) of $75,263.

On August 1, 2018, the Company entered into a Consultant Agreement Service Contract with Risun. Pursuant to the terms of the Contract, Risun shall provide services to the Company for market research, business strategy, business development and other business advisory services related to the iMetal project. The Company paid Risun the full service fee of $103,508 in August 2018. The service term began on August 1, 2018 and expired by its terms on February 1, 2019. For the six and three months ended March 31, 2019, the Company recorded consulting expense to Risun of $69,005 and $17,251, respectively.

In addition, as of March 31, 2019 and September 30, 2018, the Company had another prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing has been delayed due to elections in Mexico. Following the signing of the MOU, this prepaid item which relates to the acquisition of assets will be part of the asset acquisition cost and, now that an agreement to purchase the mines has been entered into, has been classified as a non-current asset.

Note 6 – Other payables

As of March 31, 2019 and September 30, 2018, the Company had other payables of $5,778 and $9,633, respectively. Other payables mainly consisted of salary and payroll tax payables.

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

On June 28, 2018, the Company entered into a Share Purchase Agreement with Trading and the Purchaser, pursuant to which the Company sold the Purchaser in a private placement 19,628,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at $0.35 per Share for $6,869,818 (the “Purchase Price”). The Purchaser paid the Purchase Price through the cancellation of the New Note. There is no gain or loss arising from the note conversion due to the conversion price being the same as the market price and there is no substantial change in the cash flows. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, and the Company issued the Shares to the Purchaser on July 6, 2018.

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

At March 31, 2019 and September 30, 2018, the Company had net operating loss (“NOL”) carryforward for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has NOL carry-forwards for Federal and California income tax purposes of $5.74 million and $5.63 million at March 31, 2019 and September 30, 2018, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.58 million as of March 31, 2019, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019	September 30, 2018
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,577,406	$1,571,957
Less valuation allowance	(1,577,406)	(1,571,957)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2019 and 2018 is as follows:

	2019	2018

Federal statutory income tax expense (benefit) rate	(21.00)%	(34.00)%
Federal income tax rate difference	-%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
California State minimum income tax	0.72%	-%
Change in valuation allowance on net operating loss carry-forwards	28.51%	22.51%
Effective income tax rate	0.72%	0.00%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018

Federal statutory income tax expense (benefit) rate	(21.00)%	(34.00)%
Federal income tax rate difference	-%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(7.51)%	(7.51)%
California State minimum income tax	1.64%	-%
Change in valuation allowance on net operating loss carry-forwards	28.51%	22.51%
Effective income tax rate	1.64%	0.00%

Note 10 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

Cost of revenue mainly consisted of the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period.

Currently the Company has provided three potential mine acquisition opportunities to its clients, with one mine located in Asia and two mines located in North America.  For the six months ended March 31, 2019, the Company recorded revenue of $766,000 for the services provided. For the three months ended March 31, 2019, the Company recorded revenue of $250,000 for the services provided.

For the six months ended March 31, 2019, the Company had one customer which accounted for 95% of the Company’s total revenue. For the three months ended March 31, 2019, the Company had one customer which accounted for 100% of the Company’s total revenue.

Note 11 – Commitments

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing has been delayed due to elections in Mexico (see Note 5).

Lease Commitments

Effective April 16, 2018, the Company entered a one-year lease agreement to lease an office in the City of Diamond Bar, California. The monthly rent is approximately $1,500.  The Company did not renew the lease at expiration.

Effective December 1, 2018, the Company entered a three-year lease agreement to lease an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year.

The Company recorded rental expense of $27,718 and $11,382 for the six months ended March 31, 2019 and 2018, respectively. The Company recorded rental expense of $10,903 and $5,690 for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the future annual minimum lease payments were $27,070; $26,332; and $17,935.

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategist consulting agreement with a consulting company with a term of one year. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2019 and is in the process of being renewed.

2)

On May 4, 2018, the Company entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract (the “Contract”) with Prime King Investment Limited (“Prime King”).

Pursuant to the terms of the Contract, Prime King is providing services to the Company relating to the development, installation and debugging of a software system called IMETAL. The IMETAL software will allow the Company to operate a platform which the Company plans to use to facilitate investment in raw metals, subject to compliance with applicable laws and regulations.

IMETAL is a platform which we committed to build and plan to provide not only institutional clients, but also individual investors, a chance to invest in raw metals, find specialized minerals, and exploit these opportunities, subject to compliance with applicable laws and regulations. Prime King shall also provide training to the Company’s staff per the Company’s request as well as maintenance for the Project for one year after the completion of the Project, in each case free of charge.

Under the Contract, the Company shall pay Prime King $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% was to be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018, and the Company agreed to extend the deadline further, due to changes in technical requirements requested by the Company. Up to September 30, 2018, the Company paid Prime King $1.50 million, which was recorded as software development costs. The Company did not pay anything to Prime King for the six months ended March 31, 2019. The Company expects the project to be completed by March 31, 2019. However, due to technical difficulties, the process has been delayed for another few months.

3)

Effective on April 1, 2018, the Company entered another Consulting & Strategist Agreement with a consulting company in Hong Kong for a term of one year. The consulting services mainly include business strategy and business development advisory for the Company’s potential new ventures in the Far East, mainly in Hong Kong and Russia. The consulting fee is $40,000 per month, payable monthly on or about the first day of each month. The Company did not renew the agreement upon expiration.

4)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village.  The latitude is 25.2520000 and the longitude is -107.225500. The Company has started drilling in a small area within the concession 10HAAS. For the six months ended March 31, 2019, the Company spent $238,750; for the three months ended March 31, 2019, the Company spent $0, which was recorded as consulting expense, and the Company expects to spend an additional $1.56 million on this project. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine).

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group is currently an online marketing agency, but is exploring opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology is mainly engaged in IMETAL system development. The IMETAL software will allow the Company to operate a platform which the Company plans to use to facilitate investment in raw metals, find specialized minerals, and exploit these opportunities, subject to compliance with applicable laws and regulations.

Fuse Group and Processing provide consulting services to mining industry clients mine to find the acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections in Mexico.

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. (“Fuse Group”). Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective on May 13, 2019.

Results of operations for the three months ended March 31, 2019 and 2018

Revenue and Cost of Revenue

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

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America.  For the three months ended March 31, 2019, the Company recorded revenue of $250,000 for the services provided. Our revenue for the three months ended March 31, 2018 was $0. Our cost of revenues for the three months ended March 31, 2019 and 2018 was $88,759 and $0, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $161,241 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2019 and 2018 are outlined in the table below:

	2019	2018	Increase (Decrease)

General and administrative	$181,236	$129,111	$52,125
Consulting fees	28,584	178,769	(150,185)
Total operating expenses	$209,820	$307,880	$(98,060)

The decrease in our operating costs for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due to an decrease in consulting fees of $150,185, which was partly offset by an increase in professional fees of $20,818, and an increase in legal fees of $22,020. During the three months ended March 31, 2019 and 2018, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. The Company also had a consulting agreement for developing software programs to allow the Company to operate a platform for investment in raw metals. This platform would be used primarily to meet the Company’s internal needs, and may in the future be made available to external users for a fee.

Non-operating expenses, net

Net non-operating expense was $207 for the three months ended March 31, 2019, compared to non-operating expenses of $44,866 for the three months ended March 31, 2018.  The decrease in non-operating expense was mainly due to a decrease in interest expense by $44,653.

Results of operations for the six months ended March 31, 2019 and 2018

Revenue and Cost of Revenue

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America.  For the six months ended March 31, 2019, the Company recorded revenue of $766,000 for the services provided. Our revenue for the six months ended March 31, 2018 was $0. Our cost of revenues for the six months ended March 31, 2019 and 2018 was $177,519 and $0, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $588,481 and $0 for the six months ended March 31, 2019 and 2018, respectively.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2019 and 2018 are outlined in the table below:

	2019	2018	Increase (Decrease)

General and administrative	$324,146	$293,180	$30,966
Consulting fees	374,785	242,491	132,294
Total operating expenses	$698,931	$535,671	$163,260

The increase in our operating costs for the six months ended March 31, 2019, compared to the six months ended March 31, 2018, was due to an increase in consulting fees of $132,294; increased legal expense by $35,161, but was partially offset by office expenses. During the six months ended March 31, 2019 and 2018, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. The Company also had a consulting agreement for developing software programs to allow the Company to operate a platform for investment in raw metals. This platform would be used primarily to meet the Company’s internal needs, and may in the future be made available to external users for a fee.

Non-operating expenses, net

Net non-operating expense was $666 for the six months ended March 31, 2019, compared to non-operating expenses of $56,464 for the six months ended March 31, 2018.  The decrease in non-operating expense was mainly due to a decrease in interest expense by $97,323, which was partly offset by a decrease in interest income by $41,404.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	March 31,	September 30,
	2019	2018

Total current assets	$63,952	$178,627
Total current liabilities	(5,778)	(9,633)
Working capital (deficiency)	$58,174	$168,994

Liquidity

During the six months ended March 31, 2019 and 2018, the Company reported net loss of $111,916 and $592,135, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018

Net cash used in operating activities	$(39,412)	$(572,100)
Net cash provided by investing activities	-	3,925,000
Net increase (decrease) in cash	$(39,412)	$3,352,900

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2019 and 2018 was $39,412 and $572,100, respectively.  The decrease in net cash used in operating activities was mainly due to decreased net loss by $480,219, resulting from increased revenue of $766,000 from the Company’s provision of mine scouting services to clients for the six months ended March 31, 2019.

Cash Flows from Investing Activities

Our cash provided by investing activities for the six months ended March 31, 2019 and 2018 was $0 and $3,925,000, respectively. The decrease in net cash provided by investing activities was due to the collection of outstanding notes receivable of $3,925,000 in the six months ended March 31, 2018.

Cash Flows from Financing Activities

During the six months ended March 31, 2019 and 2018, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the CFS.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to material weaknesses. The control deficiencies that constituted material weaknesses are as described below.

 1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of March 31, 2019, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2019. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FUSE GROUP HOLDING INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

May 14, 2019

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2019