Form 10-Q
period 2019-06-30
FUSE GROUP HOLDING INC.
filed 2019-08-12
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2019 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 (UNAUDITED) AND SEPTEMBER 30, 2018

	JUNE 30, 2019	SEPTEMBER 30, 2018
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$39,837	$103,364
Accounts receivable	50,000	-
Prepaid expenses	-	75,263

Total current assets	89,837	178,627

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	9,120	10,764

Total non-current assets	1,009,120	1,010,764

TOTAL ASSETS	$1,098,957	$1,189,391

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$1,631	$9,633

Total current liabilities	1,631	9,633

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,917,168)	(5,834,737)

Total stockholders' equity	1,097,327	1,179,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,098,957	$1,189,391

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Revenue	$1,016,000	$-	$250,000	$-

Cost of revenue	234,465	-	56,946	-

Gross profit	781,535	-	193,054	-

Operating expenses
General and administrative	468,881	460,411	144,735	167,231
Consulting	393,452	2,677,748	18,667	2,435,257

Total operating expenses	862,334	3,138,159	163,403	2,602,488

Income (loss) from operations	(80,798)	(3,138,159)	29,652	(2,602,488)

Non-operating expenses
Interest income	9	41,410	3	-
Interest expense	-	(157,433)	-	(60,110)
Financial expense	(842)	(994)	(170)	(443)

Total non-operating expenses, net	(833)	(117,017)	(167)	(60,553)

Income (loss) before income tax	(81,631)	(3,255,176)	29,485	(2,663,041)
Income tax	800	800	-	800

Net income (loss)	$(82,431)	$(3,255,976)	$29,485	$(2,663,841)

Basic and diluted weighted average shares outstanding	64,778,050	45,150,000	64,778,050	45,150,000

Basic and diluted net income (loss) per share	$(0.00)	$(0.07)	$0.00	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,431)	$(3,255,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,644	1,644
Amortization	75,262	-
Changes in assets and liabilities:
Accounts receivable	(50,000)	-
Prepaid expenses	-	(261,621)
Other payables	(8,003)	47,600

Net cash used in operating activities	(63,527)	(3,468,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable	-	3,925,000

Net cash provided by investing activities	-	3,925,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(63,527)	456,647

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	103,364	419,093

CASH AND EQUIVALENTS, END OF PERIOD	$39,837	$875,740

Supplemental cash flow data:
Income tax paid	$800	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss for the quarter	-	-	-	(62,330)	(62,330)

Balance at December 31, 2018	64,778,050	64,778	6,949,717	(5,897,067)	1,117,428

Net loss for the quarter	-	-	-	(49,586)	(49,586)

Balance at March 31, 2019	64,778,050	64,778	6,949,717	(5,946,653)	1,067,842

Net loss for the quarter	-	-	-	29,485	29,485

Balance at June 30, 2019	64,778,050	$64,778	$6,949,717	$(5,917,168)	$1,097,327

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2017	45,150,000	$45,150	$47,432	$(1,614,817)	$(1,522,235)

Net loss for the quarter	-	-	-	(239,389)	(239,389)

Balance at December 31, 2017	45,150,000	45,150	47,432	(1,854,206)	(1,761,624)

Net loss for the quarter	-	-	-	(352,746)	(352,746)

Balance at March 31, 2018	45,150,000	45,150	47,432	(2,206,952)	(2,114,370)

Net loss for the quarter	-	-	-	(2,663,841)	(2,663,841)

Balance at June 30, 2018	45,150,000	$45,150	$47,432	$(4,870,793)	$(4,778,211)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (UNAUDITED) AND SEPTEMBER 30, 2018

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.

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

In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 (US$0.13). Trading had no operations prior to the acquisition by Processing. Trading seeks mining-related business opportunities in Asia.

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

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective on May 13, 2019.  On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) included herein were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP were omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2019, results of operations for the nine and three months ended June 30, 2019 and 2018, and cash flows for the nine months ended June 30, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company having incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, approximate their FV because of the short maturity of those instruments.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had accounts receivable of $50,000 at June 30, 2019. The Company had no bad debt allowances at June 30, 2019.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective and transition dates: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

The new revenue standards became effective for the Company on October 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue prior to October 1, 2018. As the Company will not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that was included in the financial statements or tax returns.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2019 and September 30, 2018.  The tax years 2015 - 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs for these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. As of June 30, 2019, the Company had not completed the preliminary project stage or the design stage, and accordingly, the Company has not capitalized any costs.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company adopted the final rule and included a reconciliation of the changes in stockholders’ equity in its Form 10-Q starting from the quarter ending December 31, 2018.

Note 3 – Going Concern

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.92 million at June 30, 2019, and net loss of $82,431 for the nine months ended June 30, 2019, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment at June 30, 2019 and September 30, 2018 consisted of the following:

	June 30, 2019	September 30, 2018

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(926)	(648)
Computer equipment, net	926	1,204

Office furniture	12,746	12,746
Less accumulated depreciation	(4,552)	(3,186)
Office furniture, net	8,194	9,560
Total property and equipment, net	$9,120	$10,764

Depreciation for the nine months ended June 30, 2019 and 2018 was $1,644 and $1,644, respectively. Depreciation for the three months ended June 30, 2019 and 2018 was $548 and $548, respectively.

Note 5 – Prepaid expenses (current and noncurrent)

As of December 31, 2018, the Company had prepaid D&O insurance and prepaid consulting expenses to Risun Intelligent Technology Co., Limited (“Risun”) of $75,263.

On August 1, 2018, the Company entered into a Consultant Agreement Service Contract with Risun. Pursuant to the terms of the Contract, Risun shall provide services to the Company for market research, business strategy, business development and other business advisory services related to the iMetal project. The Company paid Risun the full service fee of $103,508 in August 2018. The service term began on August 1, 2018 and expired on February 1, 2019. For the nine and three months ended June 30, 2019, the Company recorded consulting expense to Risun of $69,005 and $0, respectively.

In addition, as of June 30, 2019 and September 30, 2018, the Company had another prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties have entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections in Mexico. The Company expects to receive the government approval in October 2019. Following the signing of the MOU, this prepaid item which relates to the acquisition of assets will be part of the asset acquisition cost and, now that an agreement to purchase the mines has been entered into, was classified as a non-current asset.

Note 6 – Other payables

As of June 30, 2019 and September 30, 2018, the Company had other payables of $1,631 and $9,633, respectively. Other payables mainly consisted of salary and payroll tax payables.

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

On June 28, 2018, the Company entered into a Share Purchase Agreement with Trading and the Purchaser, pursuant to which the Company sold the Purchaser in a private placement 19,628,050 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at $0.35 per Share for $6,869,818 (the “Purchase Price”). The Purchaser paid the Purchase Price through cancellation of the New Note. There is no gain or loss arising from the note conversion due to the conversion price being the market price and there is no substantial change in the cash flows. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, and the Company issued the Shares to the Purchaser on July 6, 2018.

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

On July 6, 2018, the Company issued 19,628,050 shares for repayment of the note payable of $6,869,818 (See Note 7 – Notes payable (related party)).

Note 9 – Income Tax

The President of the United States signed into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective October 1, 2018 for the Company. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s CFS.

At June 30, 2019 and September 30, 2018, the Company had net operating loss (“NOL”) carryforward for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has NOL carry-forwards for Federal and California income tax purposes of $5.71 million and $5.63 million at June 30, 2019 and September 30, 2018, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.57 million as of June 30, 2019, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019	September 30, 2018
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,568,400	$1,571,957
Less valuation allowance	(1,568,400)	(1,571,957)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended June 30, 2019 and 2018 is as follows:

	2019	2018

Federal statutory income tax expense (benefit) rate	(21.00)%	(34.00)%
Federal income tax rate difference	-%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	5.50%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	16.50%	22.53%
Effective income tax rate	1.00%	0.02%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2019 and 2018 is as follows:

	2019	2018

Federal statutory income tax expense (benefit) rate	21.00%	(34.00)%
Federal income tax rate difference	-%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	17.40%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards (utilization of NOL)	(38.40)%	22.54%
Effective income tax rate	0.00%	0.03%

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

Currently the Company has provided three potential mine acquisition opportunities to its clients, with one mine located in Asia and two mines located in North America.  For the nine months ended June 30, 2019, the Company recorded revenue of $1,016,000 for the services provided. For the three months ended June 30, 2019, the Company recorded revenue of $250,000 for the services provided.

For the nine months ended June 30, 2019, the Company had one customer which accounted for 96% of the Company’s total revenue. For the three months ended June 30, 2019, the Company had one customer which accounted for 100% of the Company’s total revenue.

Note 11 – Commitments

Acquisition commitment

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections in Mexico (see Note 5), the Company expects to receive the government approval in October 2019.

Lease Commitment

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

The Company recorded rental expense of $34,498 and $24,248 for the nine months ended June 30, 2019 and 2018, respectively. The Company recorded rental expense of $6,780 and $12,710 for the three months ended June 30, 2019 and 2018. As of June 30, 2019, the future annual minimum lease payments would be $25,761 for 2020; $26,522 for 2021; and $11,210 for 2022.

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2020 with the same terms.

2)

On May 4, 2018, the Company entered into a Mineral Mining Interactive Technology and Related Application Software Development Service Contract (the “Contract”) with Prime King Investment Limited (“Prime King”) described as below:

Pursuant to the terms of the Contract, Prime King is providing services to the Company relating to the development, installation and debugging of a software system called IMETAL. The IMETAL software will allow the Company to operate a platform which the Company plans to use to facilitate investment in raw metals, subject to compliance with applicable laws and regulations.

IMETAL is a platform which we committed to build and through which we plan to provide not only institutional clients, but also individual investors, with a chance to invest in raw metals, find specialized minerals, and exploit these opportunities, subject to compliance with applicable laws and regulations. Prime King shall also provide training to the Company’s staff per the Company’s request as well as maintenance for the Project for one year after the completion of the Project, in each case free of charge.

Under the Contract, the Company shall pay Prime King $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% was to be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018, and the Company agreed to extend the deadline further, due to changes in technical requirements requested by the Company. Up to September 30, 2018, the Company paid Prime King $1.50 million, which was recorded as software development costs. The Company did not pay anything to Prime King for the nine and three months ended June 30, 2019. The Company previously expected the project to be completed by March 31, 2019. However, the process has been further delayed because the Company is currently evaluating certain functions of this platform and regulatory compliance requirements for such functions before it can determine whether to include them in the platform. The Company expects the project will be completed soon after the Company completes its evaluation of the platform’s regulatory issues.

3)

Effective April 1, 2018, the Company entered another Consulting & Strategist Agreement with a consulting company in Hong Kong for a term of one year. The consulting services mainly include business strategy and business development advisory for the Company’s potential new ventures in the Far East, mainly in Hong Kong and Russia. The consulting fee is $40,000 per month, payable monthly on or about the first day of each month. The Company did not renew the agreement upon expiration.

4)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village.  The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine months ended June 30, 2019, the Company spent $238,750; for the three months ended June 30, 2019, the Company spent $0, which was recorded as consulting expense, and the Company expects to spend an additional $1.56 million on this project. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine).

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

Note 12 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its CFS.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in the mining industry. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in the mining industry and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology is mainly engaged in IMETAL system development. The IMETAL software will allow the Company to operate a platform which the Company plans to use to facilitate investment in raw metals, find specialized minerals, and exploit these opportunities, subject to compliance with applicable laws and regulations.

Fuse Group and Processing provide consulting services to mining industry clients to find acquisition targets within the parameters set by the clients, when the mine owner is considering selling its mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections in Mexico, the Company expected to receive the government approval in October 2019.

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective on May 13, 2019.  On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST.

Results of operations for the three months ended June 30, 2019 and 2018

Revenue and Cost of Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized businesses. We have acquired customers through direct telemarketing and referrals. We currently seek business opportunities in the mining industry and are investigating potential mining targets in Asia and North America.  In addition to our own investment in mining businesses, we also provide consulting services to clients which are mining business investors with potential mine acquisition targets within the specific parameters set by those clients, where the mine owner is considering selling its mining rights. Our services include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America. For the three months ended June 30, 2019, the Company recorded revenue of $250,000 for the services provided. Our revenue for the three months ended June 30, 2018 was $0. Our cost of revenues for the three months ended June 30, 2019 and 2018 was $56,946 and $0, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $193,054 and $0 for the three months ended June 30, 2019 and 2018, respectively.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2019 and 2018 are outlined in the table below:

	2019	2018	Increase (Decrease)

General and administrative	$144,735	$167,231	$(22,496)
Consulting fees	18,667	2,435,257	(2,416,590)
Total operating expenses	$163,403	$2,602,488	$(2,439,085)

The decrease in our operating costs for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due to a decrease in consulting fees of $2,416,590. During the three months ended June 30, 2019 and 2018, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Some of the consulting agreements entered in prior periods expired in the quarter ended June 30, 2019.

The Company also had a consulting agreement for developing software programs to allow the Company to operate a platform called IMENTAL for investment in raw metals. This platform would be used primarily to meet the Company’s internal needs, and may in the future be made available to external users for a fee. In the quarter ended June 30, 2018, the Company paid $1.50 million, which was recorded as software development costs. The Company did not pay anything for the three months ended June 30, 2019. The Company previously expected the project to be completed by March 31, 2019. However, the process has been further delayed because the Company is currently evaluating certain functions of this platform and regulatory compliance requirements for such functions before it can determine whether to include them in the platform.  The Company expects the project will be completed soon after the Company completes its evaluation of the platform’s regulatory issues.

Non-operating expenses, net

Net non-operating expense was $167 for the three months ended June 30, 2019, compared to $60,553 for the three months ended June 30, 2018.  The decrease in non-operating expense was mainly due to a decrease in interest expense by $60,110 resulting from repayment of the loan through issuance of shares in June 2018.

Results of operations for the nine months ended June 30, 2019 and 2018

Revenue and Cost of Revenue

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America.  For the nine months ended June 30, 2019, the Company recorded revenue of $1,016,000 for the services provided. Our revenue for the nine months ended June 30, 2018 was $0. Our cost of revenues for the nine months ended June 30, 2019 and 2018 was $234,465 and $0, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $781,535 and $0 for the nine months ended June 30, 2019 and 2018, respectively.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2019 and 2018 are outlined in the table below:

	2019	2018	Increase (Decrease)

General and administrative	$468,881	$460,411	$8,470
Consulting fees	393,452	2,677,748	(2,284,296)
Total operating expenses	$862,334	$3,138,159	$(2,275,825)

The decrease in our operating costs for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, was due to a decrease in consulting fees of $2,284,296. During the nine months ended June 30, 2019 and 2018, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Some of the consulting agreements entered in prior years expired in the nine months ended June 30, 2019.

The Company also had a consulting agreement for developing software programs to allow the Company to operate a platform called IMENTAL for investment in raw metals. This platform would be used primarily to meet the Company’s internal needs, and may in the future be made available to external users for a fee. In the nine months ended June 30, 2018, the Company paid $1.50 million, which was recorded as software development costs. The Company did not pay anything for the nine months ended June 30, 2019. The Company previously expected the project to be completed by March 31, 2019. However, the process has been further delayed because the Company is currently evaluating certain functions of this platform and regulatory compliance requirements for such functions before it can determine whether to include them in the platform.  The Company expects the project will be completed soon after the Company completes its evaluation of the platform’s regulatory issues.

Non-operating expenses, net

Net non-operating expenses were $833 for the nine months ended June 30, 2019, compared to non-operating expenses of $117,017 for the nine months ended June 30, 2018.  The decrease in non-operating expense was mainly due to a decrease in interest expense by $157,433, which was partly offset by a decrease in interest income by $41,410.

Liquidity and Capital Resources

The table below provides selected working capital information for the periods indicated:

	As of	As of
	June 30,	September 30,
	2019	2018

Total current assets	$89,837	$178,627
Total current liabilities	(1,631)	(9,633)
Working capital (deficiency)	$88,206	$168,994

Liquidity

During the nine months ended June 30, 2019 and 2018, the Company reported net loss of $82,431 and $3,255,976, respectively.

If we are not successful in transitioning into the mining business and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and continue to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018

Net cash used in operating activities	$(63,527)	$(3,468,353)
Net cash provided by investing activities	-	3,925,000
Net increase (decrease) in cash	$(63,527)	$456,647

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2019 and 2018 was $63,527 and $3,468,353, respectively.  The decrease in net cash used in operating activities was mainly due to decreased net loss by $3,173,545, resulting from increased revenue of $1,016,000 from the Company’s provision of mine scouting services to clients and decreased prepaid expense by $261,621 for the nine months ended June 30, 2019.

Cash Flows from Investing Activities

Our cash provided by investing activities for the nine months ended June 30, 2019 and 2018 was $0 and $3,925,000, respectively. The cash inflow for the nine months ended June 30, 2018 was from the collection of outstanding notes receivable of $3,925,000.

Cash Flows from Financing Activities

During the nine months ended June 30, 2019 and 2018, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the CFS.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

2.  We did not implement appropriate information technology controls. As of June 30, 2019, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. We have one employee assigned to a position that involves processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2019. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 12, 2019

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 12, 2019