Form 10-K
period 2019-09-30
FUSE GROUP HOLDING INC.
filed 2020-01-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

Commission File Number 333-202948

FUSE GROUP HOLDING INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1017473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

805 W. Duarte Rd., Suite 102
Arcadia, CA 91006	91006
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (626) 210-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None.

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,647,500 (based on 17,650,000 shares of common stock outstanding held by non-affiliates on such date at $0.15 per share).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 64,778,050 shares as of January 10, 2020.

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2019

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

PART I

ITEM 1 – BUSINESS

Overview and History

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed with the designer of the platform its function and compliance issues and believed the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico, the Company was not able to provide an estimated time for the approval at this report date.

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective on May 13, 2019.  On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST.

Research and Development Activities

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the near future.

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws contemplated for the future, that affect our current operations.

Employees

As of the date of this Annual Report we have four employees, all of which are full-time.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Forms 8-K from time to time as required. We do not intend to voluntarily file the above reports if our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC” or “Commission”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

We are and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of our initial public offering, (c) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Enterprises is deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the “Exchange Act”).

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our shares of common stock less attractive because the Company will rely on some or all of these exemptions. If some investors find our shares of common stock to be less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

We were incorporated on December 24, 2013, and as of September 30, 2019, we had accumulated a deficit of $5,914,393. We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. We are dependent upon Mr. Umesh Patel, our chief executive officer (“CEO”) and director; and Mr. Michael Viotto, our chief financial officer (“CFO”) and director. The loss of the services of Messrs. Patel or Viotto for any reason could significantly adversely impact our business and results of operations. Competition for senior management in the U.S. is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

We don’t have an audit committee. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Members of our Board of Directors (“BOD”) do not have significant experience with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management determined our internal audit function is also deficient due to insufficient qualified resources to perform internal audits. Finally, we have not established an Audit Committee of our BOD.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so.

Our BOD is comprised of two individuals, both of whom are also our executive officers. As a result, we do not have independent directors on our BOD.

We have not adopted corporate governance measures such as an audit or other independent committee of our Board, as we presently do not have independent directors on our Board. If we expand our Board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our Board. It is possible that if our BOD included independent directors and if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.

For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as a general rule, the Board, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the BOD.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Landbond Home Limited, our largest shareholder, will have control over key decision making as a result of its control of a substantial amount of our voting stock.

As of December 20, 2019, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 27,500,000 shares, or 42.45%, of our then outstanding common stock. Landbond’s beneficial ownership of 42.45% of our issued and outstanding common stock gives it the ability to control the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as fully reporting company.

Pursuant to Section 15(d), we are required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. That filing obligation will generally apply even if our reporting obligations have been automatically under section 15(d) of the Exchange Act prior to the due date for our Form 10-K.

After that fiscal year and provided the Company has fewer than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

The relative lack of significant public company experience of our management team may put us at a competitive disadvantage.

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

As a public company, we do and will continue to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of Sarbanes-Oxley, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations increased our legal and financial compliance costs substantially and make some activities more time consuming and costly. If our costs and demands upon management increase disproportionately to the growth of our business and revenue, our operating results could be harmed.

We do not intend to pay dividends and there may be fewer ways in which you can make a gain on any investment in Fuse Group.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Fuse Group will need to come through appreciation of the stock’s price.

We may engage in future acquisitions involving significant expenditures of cash, the incurrence of debt or the issuance of stock, all of which could have a materially adverse effect on our operating results.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would offer strategic growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our common stock. We cannot guarantee we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

There is a very limited public market for our common stock and therefore, our investors may not be able to sell their shares.

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

Our common stock was accepted for quotation on the OTCQB, as a result, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The SEC has Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

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

Item 2.    PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $2,200 pursuant to a lease agreement with a term from December 31, 2018 to November 30, 2021.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2016, our common stock was verified for trading on OTCQB under the trading symbol FSNT. Prior to that time, there was no public market for our stock. On May 29, 2019, the Company changed its symbol on OTC Markets from FNST to FUST. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the years ended September 30, 2019 and 2018.

2019	High	Low
First quarter	$0.29	$0.21
Second quarter	$0.21	$0.15
Third quarter	$0.18	$0.10
Fourth quarter	$0.25	$0.10

2018	High	Low
First quarter	$1.81	$0.55
Second quarter	$2.50	$0.94
Third quarter	$0.94	$0.35
Fourth quarter	$0.32	$0.25

Holders.

As of January 10, 2020, there were 76 record holders of 64,778,050 shares of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2019 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed with the designer of the platform on its function and compliance issues and believed the project has more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico, the Company was not able to provide an estimate time for the approval at this report date.

On April 29, 2019, the Board of Directors (“BOD”) of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective on May 13, 2019.  On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST.

Results of operations for the years ended September 30, 2019 and 2018

Revenue and Cost of Revenue

We have historically generated revenue from sales of our marketing and web development services directly to small and medium-sized businesses. We have acquired customers through direct telemarketing and referrals. We currently seek business opportunities in mining and investigate potential mining targets in Asia and North America. In addition to our own investment in mining businesses, we provide consulting services to clients which are mining business investors with potential mine acquisition targets within the specific parameters set by those clients, where the mine owner is considering selling its mining rights. Our services include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America. For the year ended September 30, 2019, the Company recorded revenue of $1,216,000 for the services provided. Our revenue for the year ended September 30, 2018 was $0. Our cost of revenues for the years ended September 30, 2019 and 2018 was $277,415 and $0, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $938,585 and $0 for the years ended September 30, 2019 and 2018, respectively.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2019 and 2018 are outlined in the table below:

	2019	2018	Increase (Decrease)

General and administrative	$450,936	$632,647	$(182,251)
Software development costs	-	1,500,000	(1,500,000)
Consulting fees	565,952	1,968,923	(1,402,971)
Total operating expenses	$1,016,348	$4,101,570	$(3,085,222)

The decrease in our operating costs for the year ended September 30, 2019, compared to the year ended September 30, 2018, was due to a decrease in consulting fees of $1,402,971 and decreased software development of $1,500,000. During the years ended September 30, 2019 and 2018, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Some of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

The Company also had a consulting agreement for developing software programs to allow the Company to operate a platform called IMETAL for investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, and the management discussed with the designer of the platform on its function and compliance issues and believed the project has more issues and costs for compliance than originally expected, the BOD of the Company decided to terminate the IMETAL project. For the year ended September 30, 2018, the Company paid $1.5 million, which was recorded as software development costs. The Company did not pay anything for the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expense was $1,093 for the year ended September 30, 2019, compared to $117,550 for the year ended September 30, 2018.  The decrease in non-operating expense was mainly due to a decrease in interest expense by $157,433 resulting from repayment of the loan through issuance of shares in June 2018, which was partly offset by decreased interest income by $41,400.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2019 and 2018:

	2019	2018

Total current assets	$102,205	$178,627
Total current liabilities	(10,675)	(9,633)
Working capital	$91,530	$168,994

Liquidity

During the years ended September 30, 2019 and 2018, the Company reported net loss of $79,656 and $4,219,920, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information for the years ended September 30, 2019 and 2018:

	2019	2018

Net cash used in operating activities	$(1,159)	$(4,240,729)
Net cash provided by investing activities	-	3,925,000
Net decrease in cash	$(1,159)	$(315,729)

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2019 and 2018 was $1,159 and $4,240,729, respectively.  The decrease in net cash used in operating activities was mainly due to decreased net loss by $4,140,264 resulting from increased revenue of $1,216,000 from the Company’s provision of mine scouting services to clients, and decreased prepaid consulting expense by $124,964 for the year ended September 30, 2019.

Cash Flows from Investing Activities

Our cash provided by investing activities for the years ended September 30, 2019 and 2018 was $0 and $3,925,000, respectively. The cash inflow for year ended September 30, 2018 was from the collection of outstanding notes receivable of $3,925,000.

Cash Flows from Financing Activities

During the years ended September 30, 2019 and 2018, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements (“CFS”) beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On July 15, 2019, the BOD of Fuse Group Holding Inc. (the “Company”) approved the dismissal of MJF and Associates, APC (“MJF”) as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2019, effective immediately.

MJF’s audit reports on the Company’s CFS as of and for the fiscal years ended September 30, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the CFS of the Company for the fiscal years ended September 30, 2018 and 2017 contained an uncertainty about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2018 and 2017, and in the subsequent interim period through July 14, 2019, there were (i) no disagreements between the Company and MJF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MJF, would have caused MJF to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

During the fiscal years ended September 30, 2018 and 2017, and through the interim period ended July 14, 2019, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2019, the Company’s management determined the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

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

These material weaknesses were not remediated as of the date of the dismissal of MJF.

On July 15, 2019, the Company’s BOD approved the engagement of Prager Metis CPAs, LLP ("Prager Metis"), as the Company’s independent registered public accounting firm, effective as of July 15, 2019.  The BOD also approved Prager Metis to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2019.

In deciding to approve and ratify the engagement of Prager Metis, the BOD reviewed auditor independence and existing commercial relationships with Prager Metis, and concluded that Prager Metis has no commercial relationship with the Company that would impair its independence. During the fiscal years ended September 30, 2018 and 2017, respectively, and in the subsequent interim period through July 14, 2019, neither the Company nor anyone acting on its behalf has consulted with Prager Metis on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2019 fiscal year.  This evaluation was conducted with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”).

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2019. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. ICFR is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. ICFR includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of ICFR, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the ICFR to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2019, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of September 30, 2019, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. The Company’s operations are relatively uncomplicated; the Company had limited sales and expenses.  The Company maintains adequate policies and procedures for ensuring that receipts and expenditures of Company assets are made in accordance with management authorization; and any investing and financing activities are made with both management and Board authorization, and any unauthorized expenses or usage of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  The Company also keeps accounting records for each of the Company’s transactions including expenses, assets purchase, prepayments, notes receivable and payable that in reasonable detail accurately and fairly reflect the transaction; and for providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements.

We have limited capital resources and have given priority in the use of those resources to the development of our business. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. As a smaller reporting company, the management’s report is not subject to attestation by the Company’s registered public accounting firm.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of January 10, 2020 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	63	Director, Chief Executive Officer
Michael Viotto (2)	68	Director, Chief Financial Officer

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017.
(2)	Mr. Viotto has served as a director and the Company’s CFO since August 16, 2017.

Umesh Patel

Mr. Patel has served as a director of Nova Lifestyle, Inc. (NASDAQ: NVFY), a furniture manufacturer and retailer, since October 2016.  Mr. Patel has also served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services, since December 2009.  Mr. Patel has been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California, since March 2013. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978.  The Board believes that Mr. Patel is well qualified to serve as a member of the Board and as the Company’s CEO due to his extensive regulatory and investment experience.

Michael Viotto

Mr. Viotto has served as an Independent Director and Chairman of the Compensation Committee of the Board of Dunxin Financial Holding LTD.  (NYSE AMERICAN: DXF) since December, 2017. Mr. Viotto served as President of MJV Consulting Inc. from October 2014 to August 2017.  From May 2013 to January 2017, Mr. Viotto served as a member of the Board of Directors to Nova Lifestyle, Inc. (NASDAQ: NVFY) and as Chairman of its Nominating and Corporate Governance Committee, and as a member of the Compensation and Audit Committees. From May 2009 to September 2014, Mr. Viotto was the President of MJV Financial Inc. and was appointed as exclusive agent for Coface North America, an internationally recognized leader in the Trade Finance Industry.

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

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We currently have two executive officers: our CEO and CFO.  These executives, along with other individuals who served in those positions during the last fiscal year, comprise our “Named Executive Officers” (NEOs) for purposes of applicable SEC disclosure regulations.

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

Employment Agreements

We currently have an employment agreement with Michael Viotto, our CFO.  Pursuant to the terms of his employment agreement, dated August 21, 2019, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2019 and 2018:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2019	88,000	-	-	-	-	-	-	80,000
	2018	74,500	-	-	-	-	-	-	74,500
									-
Michael Viotto (2)	2019	50,000	-	-	-	-	-	-	50,000
	2018	50,000	-	-	-	-	-	-	50,000

(1)	Mr. Patel was appointed as CEO and a director on February 15, 2017.

(2)	Mr. Viotto was appointed as CFO and a director on August 16, 2017.

Outstanding Equity Awards at September 30, 2019

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2019.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2019 and 2018.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of January 10, 2020 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 64,778,050 shares of our Common Stock outstanding as of January 10, 2020.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of January 10, 2020 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of January 10, 2020 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91006.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	27,500,000	42.45%
E Zhao	6,542,683	10.1%
Chua-Ho Chen	6,542,683	10.1%
Cuixia Sun	6,542,684	10.1%
Umesh Patel, CEO and director	—	—%
Michael Viotto, CFO and director	—	—%
All current directors and executive officers as a group (2 persons)	—	—%

(1)          Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our directors, Umesh Patel and Michael Viotto, serve as our CEO and CFO, respectively. As a result, we do not have independent directors on our BOD.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2019 and 2018. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2019	2018
Audit Fees	$48,500	$34,500
Tax Fees	-	3,700
All Other Fees	-	-
Total	$48,500	$38,200

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Prager Metis and MJF.

MJF provided professional services for the audit of our fiscal year 2018 and reviews of our quarterly financial statements.

Prager Metis provided professional services for the audit of our fiscal year 2019 financial statements and $30,000 was billed for the audit of financial statements for fiscal 2019, the quarterly review fees $8,500 was billed for 2019 quarterly financial reports. The Company paid MJF $10,000 during the year ended 2019 for the reviewing quarterly reports for the quarters ended December 31, 2018 and March 31, 2019.

The Company engaged MJF for the fiscal years ended September 30, 2018 and 2017, and in the subsequent interim period through July 14, 2019 (the “Engagement Period”).

MJF’s audit reports on the Company’s CFS as of and for the fiscal years ended September 30, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the CFS of the Company for the fiscal years ended September 30, 2018 and 2017 contained an uncertainty about the Company’s ability to continue as a going concern.

During the Engagement Period, there were (i) no disagreements between the Company and MJF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MJF, would have caused MJF to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

During the fiscal years ended September 30, 2018 and 2017, and through the interim period ended July 14, 2019, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2019, the Company’s management determined the Company’s ICFR were not effective as of the end of such period due to the existence of material weaknesses related to the following:

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

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

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2019 and 2018 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the BOD may also pre-approve particular services on a case-by-case basis.  Our BOD approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof.

(b)          EXHIBITS:

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.2	Certificate of Change, dated May 19, 2017. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2017.
3.3	Certificate of Change, date April 30, 2019. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on May 1, 2019.
3.4	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.5	Amended and Restated Bylaws. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on May 1, 2019
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

10.4	Consulting and Strategist Agreement, by and between the Company and Risun Intelligent Technology Co., Limited, dated August 1, 2018., incorporated by reference to the Company’s Form 10-K filed on December 31, 2018.
10.5	Mineral Mining Interactive Technology and Related Application Software Development Service Contract by and between Fuse Enterprises Inc and Prime King Investment Limited dated May 4, 2018, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2018.
10.6†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 21, 2018, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2019.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

† Management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuse Group Holding Inc.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(principal executive officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	January 14, 2020
Chief Executive Officer and Director (principal executive officer)

/s/ Michael Viotto
Michael Viotto	January 14, 2020
Chief Financial Officer and Director
(principal financial officer and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Management

Fuse Group Holding Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Fuse Group Holding, Inc. (“the Company”) as of September 30, 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of September 30, 2019, the Company had recurring losses from operations and accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Prager Metis, CPA’s LLP

El Segundo, California

January 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Management

Fuse Enterprises, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Fuse Enterprises, Inc. (“the Company”) as of September 30, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended September 30, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and cash flows for the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2018 the Company had a working capital deficit, an accumulated deficit, and currently has no revenue generating operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

We have served as the Company’s auditor since 2017.

Los Angeles, California

December 31, 2018

515 S. Flower Street, Suite 1800, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018

ASSETS

CURRENT ASSETS
Cash and equivalents	$102,205	$103,364
Prepaid expenses	-	75,263

Total current assets	102,205	178,627

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	8,572	10,764

Total non-current assets	1,008,572	1,010,764

TOTAL ASSETS	$1,110,777	$1,189,391

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$10,675	$9,633

Total current liabilities	10,675	9,633

TOTAL LIABILITIES	10,675	9,633

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,914,393)	(5,834,737)

Total stockholders' equity	1,100,102	1,179,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,110,777	$1,189,391

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2019	2018

Revenue	$1,216,000	$-

Cost of revenue	277,415	-

Gross profit	938,585	-

Operating expenses
General and administrative	450,396	632,647
Software development costs	-	1,500,000
Consulting	565,952	1,968,923

Total operating expenses	1,016,348	4,101,570

Loss from operations	(77,763)	(4,101,570)

Non-operating expenses
Interest income	13	41,413
Interest expense	-	(157,433)
Financial expense	(1,106)	(1,530)

Total non-operating expenses, net	(1,093)	(117,550)

Loss before income tax	(78,856)	(4,219,120)
Income tax	800	800

Net loss	$(79,656)	$(4,219,920)

Basic and diluted weighted average shares outstanding	64,778,050	49,828,467

Basic and diluted net loss per share	$(0.00)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance at October 1, 2017	45,150,000	$45,150	$47,432	$(1,614,817)	$(1,522,235)

Net loss for the year	-	-	-	(4,219,920)	(4,219,920)

Conversion of note payable	19,628,050	19,628	6,850,190	-	6,869,818

Interest waived by shareholder as capital contribution	-	-	52,095	-	52,095

Balance at September 30, 2018	64,778,050	64,778	6,949,717	(5,834,737)	1,179,758

Net loss for the year	-	-	-	(79,656)	(79,656)

Balance at September 30, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,656)	$(4,219,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,191	2,191
Amortization	75,262	49,701
Interest expense waived by shareholder as capital contribution	-	52,095
Changes in assets and liabilities:
Prepaid expenses	-	(124,964)
Other payables	1,044	168

Net cash used in operating activities	(1,159)	(4,240,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of note receivable	-	3,925,000

Net cash provided by investing activities	-	3,925,000

NET DECREASE IN CASH AND EQUIVALENTS	(1,159)	(315,729)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	103,364	419,093

CASH AND EQUIVALENTS, END OF YEAR	$102,205	$103,364

Supplemental cash flow data:
Income tax paid	$800	$800
Interest paid	$-	$105,338

Supplemental disclosure of non-cash financing activities:
Interest waived by related party as capital contribution	$-	$52,095
Note payable converted into shares	$-	$6,869,818

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.

Fuse Group and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, in circumstances in which the mine owner is considering selling its mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership and whether the mine meets all operation requirements and/or is currently in operation.

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

On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations.  Considering recent development of laws and regulations on token issuance and trading, management discussed with the designer of the platform its function and compliance issues and felt the project has more issues and costs for compliance than originally expected. On December 23, 2019 the Board decided to terminate the IMETAL project.

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation (“Amendment”) to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019, and became effective May 13, 2019.  On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no outstanding accounts receivable at September 30, 2019 and 2018.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions eliminated in the preparation of financial statements is not required in those statements.

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

If the assessment of a contingency indicates it is probable that a material loss has incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The new revenue standards became effective for the Company October 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue prior to October 1, 2018. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2019 and 2018.  The tax years 2016 - 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs for these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. After considering recent development of laws and regulations on token issuance and trading that to be used in the platform that the Company has been designing for, management discussed with the designer of the software platform its function and compliance issues and felt the project has more issues and costs for compliance than originally expected. On December 23, 2109, the Board decided to terminate project.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.91 million at September 30, 2019, and net loss of $79,656  and $4,219,920 for the years ended September 30, 2019 and 2018, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2019 and 2018 consisted of the following:

	2019	2018

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,019)	(648)
Computer equipment, net	833	1,204

Office furniture	12,746	12,746
Less accumulated depreciation	(5,007)	(3,186)
Office furniture, net	7,739	9,560
Total property and equipment, net	$8,572	$10,764

Depreciation for the years ended September 30, 2019 and 2018 was $2,191 and $2,191, respectively.

Note 5 – Prepaid expenses (current and noncurrent)

As of September 30, 2018, the Company had current prepaid D&O insurance of $6,258, and current prepaid consulting expenses to Risun Intelligent Technology Co., Limited (“Risun”) of $69,005.

On August 1, 2018, the Company entered into a Consultant Agreement Service Contract with Risun. Pursuant to the terms of the Contract, Risun shall provide services to the Company for market research, business strategy, business development and other business advisory services related to the iMetal project. The Company paid Risun the full service fee of $103,508 in August 2018. The service term began on August 1, 2018 and expired February 1, 2019. For the years ended September 30, 2019 and 2018, the Company recorded consulting expense to Risun of $69,005 and $34,503, respectively.

In addition, as of September 30, 2019 and 2018, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico. The Company was not able to provide an estimate time for the approval at this report date. The remaining $1,000,000 of consulting fee, which relates to the acquisition of assets in Mexico will be part of the asset acquisition costs upon completion of the assets acquisition in accordance with ASC 805-5-30-1.

Note 6 – Other payables

As of September 30, 2019 and 2018, the Company had other payables of $10,675 and $9,633, respectively. Other payables mainly consisted of salary and payroll tax payables.

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

As such, as of September 30, 2018, the Company had no outstanding balance or interest payable on the New Note. During the year ended September 30, 2018, the Company incurred interest expense of $157,433.

Note 8 – Shareholders’ Equity

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

At September 30, 2019 and 2018, the Company had net operating loss (“NOL”) carryforward for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has NOL carry-forwards for Federal and California income tax purposes of $5.71 million and $5.63 million at September 30, 2019 and 2018, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.56 million as of September 30, 2019, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2019 and 2018 are as follows:

	2019	2018
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,564,552	$1,481,269
Less valuation allowance	(1,564,552)	(1,481,269)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2019 and 2018 is as follows:

	2019	2018

Federal statutory income tax expense (benefit) rate	(21.00)%	(34.00)%
Federal income tax rate difference	0.08%	19.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	7.49%	(7.51)%
Change in valuation allowance on net operating loss carry-forwards	14.44%	22.51%
Effective income tax rate	1.01%	0.00%

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

Currently the Company has provided three potential mine acquisition opportunities to its clients, with one mine located in Asia and two mines located in North America.  For the year ended September 30, 2019, the Company recorded revenue of $1,216,000 for the services provided.

For the year ended September 30, 2019, the Company had one customer which accounted for 97% of the Company’s total revenue.

Note 11 – Commitments

Acquisition commitment

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico (see Note 5), the Company was not able to provide an estimated time for the approval at this report date.

Lease Commitment

Effective April 16, 2018, the Company entered a one-year lease agreement to lease an office in the City of Diamond Bar, California. The monthly rent was approximately $1,500.  The Company did not renew the lease at expiration.

Effective December 1, 2018, the Company entered a three-year lease agreement to lease an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year.

The Company recorded rental expense of $42,958 and $35,178 for the years ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the future annual minimum lease payments would be $25,951 for 2020; $26,712 for 2021; and $4,484 for 2022.

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

Pursuant to the terms of the Contract, Prime King is providing services to the Company relating to the development, installation and debugging of a software system called IMETAL. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations (the “Project”).

Prime King shall also provide training to the Company’s staff per the Company’s request as well as maintenance for the Project for one year after the completion of the Project, in each case free of charge.

Under the Contract, the Company shall pay Prime King $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% was to be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018, and the Company agreed to extend the deadline further, due to changes in technical requirements requested by the Company. Up to September 30, 2018, the Company paid Prime King $1.5 million, which was recorded as software development costs. The Company did not pay anything to Prime King for the year ended September 30, 2019. The Company previously expected the project to be completed by March 31, 2019. However, the process was delayed because the Company wanted to evaluate certain functions of this platform and regulatory compliance requirements for such functions before it could determine whether to include them in the platform. After considering recent development of laws and regulations on token issuance and trading, management discussed with the designer of the platform its function and compliance issues and felt the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project.

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

4)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village.  The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the year ended September 30, 2019, the Company spent $238,750; for the year ended September 30, 2018, the Company spent $727,819, which was recorded as consulting expense. The Company expects to spend an additional $1.56 million on this project  as of September 30, 2019. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The Company is currently waiting for the analysis report.

Employment Agreement

The Company currently has an employment agreement with Michael Viotto, the Company’s CFO.  Pursuant to the terms of his employment agreement, dated August 21, 2019, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Note 12 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its CFS.