Form 10-Q
period 2019-12-31
FUSE GROUP HOLDING INC.
filed 2020-02-11
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2020 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 (UNAUDITED) AND SEPTEMBER 30, 2019

	DECEMBER 31, 2019	SEPTEMBER 30, 2019
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$71,037	$102,205

Total current assets	71,037	102,205

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	8,024	8,572
Right-of-use asset	48,451	-

Total non-current assets	1,056,475	1,008,572

TOTAL ASSETS	$1,127,512	$1,110,777

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$7,927	$10,675
Lease liability - current	24,669	-

Total current liabilities	32,596	10,675

NON-CURRENT LIABILITIES
Lease liability - noncurrent	24,225	-

Total non-current liabilities	24,225	-

TOTAL LIABILITIES	56,821	10,675

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,943,804)	(5,914,393)

Total stockholders' equity	1,070,691	1,100,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,127,512	$1,110,777

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2019	2018

Revenue	$250,000	$516,000

Cost of revenue	132,498	88,760

Gross profit	117,502	427,240

Operating expenses
General and administrative	132,485	142,910
Consulting	12,333	346,201

Total operating expenses	144,818	489,111

Loss from operations	(27,316)	(61,871)

Non-operating expenses
Interest income	-	3
Financial expense	(295)	(462)
Other expense	(200)	-

Total non-operating expenses, net	(495)	(459)

Loss before income tax	(27,811)	(62,330)
Income tax	1,600	-

Net loss	$(29,411)	$(62,330)

Basic and diluted weighted average shares outstanding	64,778,050	64,778,050

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,411)	$(62,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	548	548
Amortization	-	57,118
Interest expense on lease liability	528	-
Amortization of right-of-use asset	6,324	-
Changes in assets and liabilities:
Other payables	(2,749)	(4,841)
Payment of Lease liability	(6,408)	-

Net cash used in operating activities	(31,168)	(9,505)

NET DECREASE IN CASH AND EQUIVALENTS	(31,168)	(9,505)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	102,205	103,364

CASH AND EQUIVALENTS, END OF PERIOD	$71,037	$93,859

Supplemental cash flow data:
Income tax paid	$1,600	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	$64,778	$6,949,717	$(5,943,804)	$1,070,691

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss	-	-	-	(62,330)	(62,330)

Balance at December 31, 2018	64,778,050	$64,778	$6,949,717	$(5,897,067)	$1,117,428

The accompanying notes are an integral part of these consolidated financial statements.

 FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (UNAUDITED) AND SEPTEMBER 30, 2019

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

On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations.  Considering recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded that the project had more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no outstanding accounts receivable at December 31, 2019 or September 30, 2019.

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation, at which point the mine information is forwarded to the client.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2019 or September 30, 2019.  The tax years 2016 - 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs for these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. After considering recent developments of laws and regulations on token issuance and trading that would apply to the platform that the Company has been designing, management discussed its function and compliance issues with the designer of the software platform and concluded that the project had more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the project.

Recently Adopted Accounting Pronouncements

Leases

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 9 – Commitments.

The Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after October 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to October 1, 2019. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Upon adoption, the Company recognized total ROU assets of $54,775, with corresponding lease liabilities of $54,775 on its consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or prior year consolidated statements of operations and statements of cash flows.  At December 31, 2019, the ROU was $48,451.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Reclassification

Certain prior period accounts of Consolidated Statements of Operations for the three months ended December 31, 2018 were reclassified in conformity with the current period presentation.

Recently Issued Accounting Pronouncements

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.94 million at December 31, 2019, and net loss of $29,411 and $62,330 for the three months ended December 31, 2019 and 2018, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2019 and September 30, 2019 consisted of the following:

	2019	2019

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,123)	(1,019)
Computer equipment, net	741	833

Office furniture	12,746	12,746
Less accumulated depreciation	(5,463)	(5,007)
Office furniture, net	7,283	7,739
Total property and equipment, net	$8,024	$8,572

Depreciation for the three months ended December 31, 2019 and 2018 was $548 and $548, respectively.

Note 5 – Prepaid expenses (noncurrent)

At December 31, 2019 and September 30, 2019, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico. The Company was not able to provide an estimated time for the approval at this report date. The remaining $1,000,000 of consulting fees, which relates to the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the assets acquisition in accordance with ASC 805-5-30-1.

Note 6 – Other payables

As of December 31, 2019, and September 30, 2019, the Company had other payables of $7,927 and $10,675, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Income Tax

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

At December 31, 2019 and September 30, 2019, the Company had net operating loss (“NOL”) carryforward for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has NOL carry-forwards for Federal and California income tax purposes of $5.74 million and $5.71 million at December 31, 2019 and September 30, 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.57 million as of December 31, 2019, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2019 and September 30, 2019 are as follows:

Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,570,929	$1,564,552
Less valuation allowance	(1,570,929)	(1,564,552)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2019 and 2018 is as follows:

	2019	2018

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(1.40)%
Change in valuation allowance on net operating loss carry-forwards	33.73%	22.40%
Effective income tax rate	5.75%	0.00%

Note 8 – Revenue, Cost of Revenue and Major Customers

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

For the three months ended December 31, 2019 and 2018, the Company recorded revenue of $250,000 and $516,000 for the services provided, respectively.

For the three months ended December 31, 2019, the Company had one customer which accounted for 100% of the Company’s total revenue. For the three months ended December 31, 2018, the Company had one customer which accounted for 93% of the Company’s total revenue.

Note 9 – Commitments

Acquisition commitment

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a MOU with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico (see Note 5), the Company was not able to provide an estimated time for the approval at this report date.

Lease Commitment

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent was $1,897, and increased to $1,949 starting in January 2018. The lease expired on December 31, 2018.

Effective April 16, 2018, the Company entered a one-year lease for an office in the City of Diamond Bar, California. The monthly rent was approximately $1,500.  The Company did not renew the lease at expiration.

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year.

The Company recorded rental expense of $6,852 and $16,815 for the three months ended December 31, 2019 and 2018, respectively.

The components of lease costs, lease term and discount rate with respect to warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

Three Months Ended
December 31, 2019

Operating lease cost	$6,852
Weighted Average Remaining Lease Term - Operating leases	2 years
Weighted Average Discount Rate - Operating leases	4%

The following is a schedule of maturities of lease liabilities as of December 31, 2019:

For the twelve months ended	Operating Leases
December 31, 2020	$26,207
December 31, 2021	24,682
Total undiscounted cash flows	50,889
Less: imputed interest	(1,995)
Present value of lease liabilities	$48,894

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

Under the Contract, the Company shall pay Prime King $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% was to be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018, and the Company agreed to extend the deadline further, due to changes in technical requirements requested by the Company. Up to September 30, 2018, the Company paid Prime King $1.5 million, which was recorded as software development costs. The Company did not pay anything to Prime King since September 30, 2018. The Company previously expected the project to be completed by March 31, 2019. However, the process was delayed because the Company wanted to evaluate certain functions of this platform and regulatory compliance requirements for such functions before it could determine whether to include them in the platform. After considering recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded that the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project.

3)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2019, the Company spent $0; for the three months ended December 31, 2018, the Company spent $238,750, which was recorded as consulting expense. The Company expects to spend an additional $1.56 million on this project as of December 31, 2019. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is making the analysis of the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Note 10 – Subsequent Events

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. (“Technology”) in the State of Nevada.  Fuse Group is the sole shareholder of Technology. Technology was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded that the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project.

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

Results of operations for the three months ended December 31, 2019 and 2018

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

Currently we have provided three potential mine acquisition opportunities to clients, with one mine located in Asia and two mines located in North America. For the three months ended December 31, 2019, the Company recorded revenue of $250,000 for the services provided. Our revenue for the three months ended December 31, 2018 was $516,000. Our cost of revenues for the three months ended December 31, 2019 and 2018 was $132,498 and $88,760, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $117,502 and $427,240 for the three months ended December 31, 2019 and 2018, respectively.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2019 and 2018 are outlined in the table below:

	2019	2018	Increase (Decrease)

General and administrative	$132,485	$142,910	$(10,425)
Consulting fees	12,333	346,201	(333,868)
Total operating expenses	$144,818	$489,111	$(344,293)

The decrease in our operating costs for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due to a decrease in consulting fees of $333,868. During the three months ended December 31, 2018, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Most of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expense was $495 for the three months ended December 31, 2019, compared to $459 for the three months ended December 31, 2018.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2019 and September 30, 2019:

Total current assets	$71,037	$102,205
Total current liabilities	(32,596)	(10,675)
Working capital	$38,441	$91,530

Liquidity

During the three months ended December 31, 2019 and 2018, the Company reported net loss of $29,411 and $62,330, respectively.

If we are not successful in transitioning into the mining business and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and continue to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2019 and 2018:

	2019	2018

Net cash used in operating activities	$(31,168)	$(9,505)

Net decrease in cash	$(31,168)	$(9,505)

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 30, 2019 and 2018 was $31,168 and $9,505, respectively.  During the three months ended December 31, 2018, we had a loss of $62,330, which was offset by non-cash amortization expense of $57,118. During the three months ended December 31, 2019, even though we had a decreased net loss of $29,411, but we did not have any non-cash amortization expense, which resulted in a higher adjusted net loss, and accordingly increased cash outflow in operating activities.

Cash Flows from Investing Activities

During the three months ended December 31, 2019 and 2018, we did not have any investing activities.

Cash Flows from Financing Activities

During the three months ended December 31, 2019 and 2018, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

2.  We did not implement appropriate information technology controls. As of December 31, 2019, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2019. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 11, 2020

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 11, 2020