Form 10-Q
period 2020-03-31
FUSE GROUP HOLDING INC.
filed 2020-05-22
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 21, 2020 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER.

On May 12, 2020 we filed a Current Report on Form 8-K (“Form 8-K”) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (the “Relief Order”). By way of filing the Form 8-K, we, among other things, extended the time of filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”), until no later than June 29, 2020 in reliance on the Relief Order. The Form 8-K disclosed the reasons that the Form 10-Q could not be timely filed.

Fuse Group Holding Inc. (the “Company”) is relying on the SEC Order to delay the filing of its quarterly report on Form 10-Q, due to circumstances related to the COVID-19 pandemic. The state of California, where the Company is headquartered, has been affected by COVID-19. The Governor of California has issued a stay-at-home order, which took effect on March 19, 2020. Substantially all of the Company’s workforce is currently working from home either all or substantially all of the time, including the Company’s limited number of general administrative and accounting personnel. These safety measures have restricted access to the Company’s facilities and books and records, and have disrupted routine interactions among the Company’s staff, advisors and third parties involved in the preparation of the Form 10-Q. Due to these disruptions, the Company is unable to timely file its Quarterly Report, originally due on May 15, 2020. The Company expects to file the Quarterly Report on or before June 29, 2020, which is 45 days after the original filing deadline of the Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2020	SEPTEMBER 30, 2019
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$41,860	$102,205
Prepaid expenses	24,561	-

Total current assets	66,421	102,205

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	7,477	8,572
Right-of-use asset	42,067	-

Total non-current assets	1,049,544	1,008,572

TOTAL ASSETS	$1,115,965	$1,110,777

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$8,879	$10,675
Lease liability - current	25,144	-

Total current liabilities	34,023	10,675

NON-CURRENT LIABILITIES
Lease liability - noncurrent	17,684	-

Total non-current liabilities	17,684	-

TOTAL LIABILITIES	51,707	10,675

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,950,237)	(5,914,393)

Total stockholders' equity	1,064,258	1,100,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,115,965	$1,110,777

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2020	2019

Revenue	$450,000	$766,000
Cost of revenue	180,401	177,519

Gross profit	269,599	588,481

Operating expenses
General and administrative	263,960	324,146
Consulting	36,748	374,785

Total operating expenses	300,708	698,931

Loss from operations	(31,109)	(110,450)

Non-operating expenses
Interest income	-	6
Financial expense	(535)	(672)
Other expense	(200)	-

Total non-operating expenses, net	(735)	(666)

Loss before income tax	(31,844)	(111,116)
Income tax	4,000	800

Net loss	$(35,844)	$(111,916)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (CON’T)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019

Revenue	$200,000	$250,000
Cost of revenue	48,063	88,759

Gross profit	151,937	161,241

Operating expenses
General and administrative	131,315	181,236
Consulting	24,415	28,584

Total operating expenses	155,730	209,820

Loss from operations	(3,793)	(48,579)

Non-operating expenses
Interest income	-	3
Financial expense	(240)	(210)
Other expense	-	-

Total non-operating expenses, net	(240)	(207)

Loss before income tax	(4,033)	(48,786)
Income tax	2,400	800

Net loss	$(6,433)	$(49,586)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,844)	$(111,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	1,096
Amortization	4,912	75,262
Interest expense on lease liability	997	-
Amortization of right-of-use asset	12,708	-
Changes in assets and liabilities:
Prepaid expense	(29,474)	-
Other payables	(1,796)	(3,854)
Payment of Lease liability	(12,944)	-

Net cash used in operating activities	(60,345)	(39,412)

NET DECREASE IN CASH AND EQUIVALENTS	(60,345)	(39,412)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	102,205	103,364

CASH AND EQUIVALENTS, END OF PERIOD	$41,860	$63,952

Supplemental cash flow data:
Income tax paid	$4,000	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Shares	Amount at Par	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	64,778	6,949,717	(5,943,804)	1,070,691

Net loss	-	-	-	(6,433)	(6,433)

Balance at March 31, 2020	64,778,050	$64,778	$6,949,717	$(5,950,237)	$1,064,258

	Common Shares	Amount at Par	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss	-	-	-	(62,330)	(62,330)

Balance at December 31, 2018	64,778,050	64,778	6,949,717	(5,897,067)	1,117,428

Net loss	-	-	-	(49,586)	(49,586)

Balance at March 31, 2019	64,778,050	$64,778	$6,949,717	$(5,946,653)	$1,067,842

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (UNAUDITED) AND SEPTEMBER 30, 2019

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, China and certain other countries. The state of California, where the Company is headquartered, has been affected by COVID-19. The Governor of California has issued a stay-at-home order, which took effect on March 19, 2020.

The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. Substantially all of the Company’s workforce is now working from home either all or substantially all of the time. The effects of the Stay-at-Home order have negatively impacted the Company’s business development, and disrupted or delayed the Company’s current mine projects and services to its clients, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted the Company’s abilities to visit mines in Mexico and in Asian counties as well as to meet with potential clients and mine owners for the Company’s consulting business and for the Company’s own investment in mine projects. The Company’s clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for the Company’s services and materially adversely impact the Company’s revenue.

The global economy has also been materially negatively affected by COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The U.S. and global growth forecast is extremely uncertain, which could seriously affect people’s investment desires in mines in Mexico, Asia and internationally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had no outstanding accounts receivable at March 31, 2020 or September 30, 2019.

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

Commitments and Contingencies

The Company follows ASC 450-20 to account for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable that a material loss was incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2020 or September 30, 2019.  The tax years 2016 - 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Leases

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which superseded the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 9 – Commitments.

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

Upon adoption, the Company recognized total ROU assets of $54,775, with corresponding lease liabilities of $54,775 on its consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or prior year consolidated statements of operations and statements of cash flows.  At March 31, 2020, the ROU was $42,067.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.95 million at March 31, 2020, and net loss of $35,844 and $111,916 for the six months ended March 31, 2020 and 2019, net loss of $6,433 and $49,586 for the three months ended March 31, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern. Also see the discussion of COVID-19 in Note 1.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2020 and September 30, 2019 consisted of the following:

	2020	2019

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,204)	(1,019)
Computer equipment, net	648	833

Office furniture	12,746	12,746
Less accumulated depreciation	(5,917)	(5,007)
Office furniture, net	6,829	7,739
Total property and equipment, net	$7,477	$8,572

Depreciation for the six months ended March 31, 2020 and 2019 was $1,096 and $1,096, respectively.

Depreciation for the three months ended March 31, 2020 and 2019 was $548 and $548, respectively.

Note 5 – Prepaid expenses

As of March 31, 2020, the Company had current prepaid Director & Officer insurance of $24,561.

At March 31, 2020 and September 30, 2019, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico and the COVID-19 pandemic. The Company was not able to provide an estimated time for the approval at this report date. The remaining $1,000,000 of consulting fees, which relates to the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with ASC 805-5-30-1.

Note 6 – Other payables

As of March 31, 2020, and September 30, 2019, the Company had other payables of $8,879 and $10,675, respectively. Other payables mainly consisted of salary and payroll tax payables.

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

For most taxpayers, NOLs arising in tax years ending after 2017 can only be carried forward. At March 31, 2020 and September 30, 2019, the Company had net operating loss (“NOL”) carryforward for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has estimated NOL carry-forwards for Federal and California income tax purposes of $4.13 million and $4.07 million at March 31, 2020 and September 30, 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.22 million as of March 31, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of March 31, 2020 and September 30, 2019 are as follows:

Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,215,966	$1,207,488
Less valuation allowance	(1,215,966)	(1,207,488)
Deferred tax assets, net of valuation allowance	$-	$-

The recently issued Coronavirus Aid, Relief and Economic Security Act (the CARES Act or the Act), provides four relief provisions for corporate taxpayers as follows:
1.

Five-year net operating loss (NOL) carryback provision: the Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss.

2.

Fiscal year NOL carryback fix from the Tax Cuts and Jobs Act (TCJA) of 2017: the Act corrects the language to provide fiscal year taxpayers who had NOLs arising in years that began prior to December 31, 2017 and ended after December 31, 2017 with the ability to carry back those NOLs.

3.

Deferral of 80% income limitation on post-2017 NOLs to 2021: the Act suspends this 80% limitation for taxable years beginning before January 1, 2021, and instead allows the full offset of taxable income. For tax years beginning after December 31, 2020, the Act reinstates the 80% limitation.

4.

Immediate Alternative Minimum Tax (“AMT”) tax credit refunds: the Act accelerates availability of AMT credits. The full remaining refundable AMT credit amount will be available for a corporation’s first taxable year beginning in 2019. Alternatively, a corporation may elect to use 100% of its AMT credits for its first taxable year beginning in 2018.

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2020 and 2019 is as follows:

	2020	2019

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.01%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(0.61)%
Change in valuation allowance on net operating loss carry-forwards	40.54%	22.32%
Effective income tax rate	12.56%	0.72%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.03%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	0.40%
Change in valuation allowance on net operating loss carry-forwards	87.50%	22.21%
Effective income tax rate	59.52%	1.64%

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

For the six months ended March 31, 2020 and 2019, the Company recorded revenue of $450,000 and $766,000 for the services provided, respectively.

For the three months ended March 31, 2020 and 2019, the Company recorded revenue of $200,000 and $250,000 for the services provided, respectively.

For the six and three months ended March 31, 2020, the Company had one customer which accounted for 100% of the Company’s total revenue. For the six and three months ended March 31, 2019, the Company had one customer which accounted for 95% and 100% of the Company’s total revenue.

Note 9 – Commitments

Acquisition commitment

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a MOU with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico and the COVID-19 pandemic (see Note 5), the Company was not able to provide an estimated time for the approval at this report date.

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

The Company recorded rental cost of $13,705 and $27,718 for the six months ended March 31, 2020 and 2019, respectively.

The Company recorded rental cost of $6,853 and $10,903 for the three months ended March 31, 2020 and 2019, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

Six Months Ended
March 31, 2020

Operating lease cost	$13,705
Weighted Average Remaining Lease Term - Operating leases	1.75 years
Weighted Average Discount Rate - Operating leases	4%

The operating lease cost for the three months ended March 31, 20202 was $6,853.

The following is a schedule of maturities of lease liabilities as of March 31, 2020:

For the 12 months ended	Operating Leases
March 31, 2021	$26,403
March 31, 2022	17,950
Total undiscounted cash flows	44,353
Less: imputed interest	(1,525)
Present value of lease liabilities	$42,828

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advices on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2021 with the same terms.

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

Under the Contract, the Company shall pay Prime King $3,000,000, of which 50% was paid within 10 days of the execution of the Contract, and the remaining 50% was to be paid within 10 days of the completion of the Project after inspection and approval by the Company. The service was required to be completed in three months, however, on July 17, 2018, the deadline was extended until October 17, 2018, and the Company agreed to extend the deadline further, due to changes in technical requirements requested by the Company. Up to September 30, 2018, the Company paid Prime King $1.5 million, which was recorded as software development costs. The Company has not paid anything to Prime King since September 30, 2018. The Company previously expected the project to be completed by March 31, 2019. However, the process was delayed because the Company wanted to evaluate certain functions of this platform and regulatory compliance requirements for such functions before determining whether to include them in the platform. After considering the recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded that the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project.

3)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the six and three months ended March 31, 2020, the Company spent $0; for the six and three months ended March 31, 2019, the Company spent $238,750 and $0, respectively, which was recorded as consulting expense. The Company expects to spend an additional $1.56 million on this project as of March 31, 2020. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the COVID-19 pandemic. Negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

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

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in the Annual Report on Form 10-K, particularly under the heading “Risk Factors.” and those set forth from time to time in our other filings with the SEC.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico and the COVID-19 pandemic, such that the Company was not able to provide an estimated time for the approval at this report date.

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, China, and certain other countries. The state of California, where the Company is headquartered, has been affected by COVID-19. The Governor of California has issued a stay-at-home order, which took effect on March 19, 2020.

Our business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. Substantially all of our workforce is now working from home either all or substantially all of the time. The effects of the stay-at-home order and our work-from-home policies have negatively impacted our business development, and disrupted or delayed our current mine projects and services to our clients, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. Our clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for our services and materially adversely impact our revenue.

The global economy has also been materially negatively affected by COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The U.S. and global growth forecast is extremely uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Results of operations for the three months ended March 31, 2020 and 2019

Revenue and Cost of Revenue

We develop our business in mining and investigate potential mining targets in Asia and North America. In addition to our own investment in mining businesses, we provide consulting services to clients which are mining business investors with potential mine acquisition targets within the specific parameters set by those clients, where the mine owner is considering selling its mining rights. Our services include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

For the three months ended March 31, 2020, we provided two potential mine acquisition opportunities in Mexico to a client, For the three months ended March 31, 2020, the Company recorded revenue of $200,000 for the services provided. Our revenue for the three months ended March 31, 2019 was $250,000. Our cost of revenues for the three months ended March 31, 2020 and 2019 was $48,063 and $88,759, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $151,937 and $161,241 for the three months ended March 31, 2020 and 2019, respectively.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2020 and 2019 are outlined in the table below:

	2020	2019	Increase (Decrease)

General and administrative	$131,315	$181,236	$(49,921)
Consulting fees	24,415	28,584	(4,169)
Total operating expenses	$155,730	$209,820	$(54,090)

The decrease in our operating costs for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due to decreased insurance expense of $18,286 and decreased travel expense of $38,567, which was partly offset by increased payroll expense of $8,300. During the three months ended March 31, 2020, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Most of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expense was $240 for the three months ended March 31, 2020, compared to $207 for the three months ended March 31, 2019.

Results of operations for the six months ended March 31, 2020 and 2019

Revenue and Cost of Revenue

We develop our business in mining and investigate potential mining targets in Asia and North America. In addition to our own investment in mining businesses, we provide consulting services to clients which are mining business investors with potential mine acquisition targets within the specific parameters set by those clients, where the mine owner is considering selling its mining rights. Our services include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

For the six months ended March 31, 2020, we provided five potential mine acquisition opportunities to a client, with one mine located in Asia and four mines located in North America. For the six months ended March 31, 2020, the Company recorded revenue of $450,000 for the services provided. Our revenue for the six months ended March 31, 2019 was $766,000. Our cost of revenues for the six months ended March 31, 2020 and 2019 was $180,401 and $177,519, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $269,599 and $588,481 for the six months ended March 31, 2020 and 2019, respectively.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2020 and 2019 are outlined in the table below:

	2020	2019	Increase (Decrease)

General and administrative	$263,960	$324,146	$(60,186)
Consulting fees	36,748	374,785	(338,037)
Total operating expenses	$300,708	$698,931	$(398,223)

The decrease in our operating costs for the six months ended March 31, 2020, compared to the six months ended March 31, 2019, was due to a decrease in consulting fees of $338,037, decreased office rent of $14,014 and decreased profession fee of $40,448 of Processing. During the six months ended March 31, 2020, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Most of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expense was $735 for the six months ended March 31, 2020, compared to $666 for the six months ended March 31, 2019.

Liquidity and Capital Resources

The table below provides selected working capital information as of March 31, 2020 and September 30, 2019:

Total current assets	$66,421	$102,205
Total current liabilities	(34,023)	(10,675)
Working capital	$32,398	$91,530

Liquidity

During the six months ended March 31, 2020 and 2019, the Company reported net loss of $35,844 and $111,916, respectively. During the three months ended March 31, 2020 and 2019, the Company reported net loss of $6,433 and $49,586, respectively.

If we are not successful in developing the mining business and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and continue to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the six months ended March 31, 2020 and 2019:

	2020	2019

Net cash used in operating activities	$(60,345)	$(39,412)

Net decrease in cash	$(60,345)	$(39,412)

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2020 and 2019 was $60,345 and $39,412, respectively.  During the six months ended March 31, 2019, we had a loss of $111,916, which was partially offset by non-cash amortization expense of $75,262. During the six months ended March 31, 2020, even though we had a decreased net loss of $35,844, we had increased cash outflow on prepaid expense of $29,474, and accordingly increased cash outflow in operating activities.

Cash Flows from Investing Activities

During the six months ended March 31, 2020 and 2019, we did not have any investing activities.

Cash Flows from Financing Activities

During the six months ended March 31, 2020 and 2019, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

2.  We did not implement appropriate information technology controls. As of March 31, 2020, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 22, 2020

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 22, 2020