Form 10-Q
period 2020-06-30
FUSE GROUP HOLDING INC.
filed 2020-08-10
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2020 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2020	SEPTEMBER 30, 2019
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$203,327	$102,205
Accounts receivable	50,000	-
Prepaid expenses	17,193	-

Total current assets	270,520	102,205

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	6,929	8,572
Right-of-use asset, net	35,623	-

Total non-current assets	1,042,552	1,008,572

TOTAL ASSETS	$1,313,072	$1,110,777

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$5,113	$10,675
Loans payables-current	49,774
Lease liability - current	25,593	-

Total current liabilities	80,480	10,675

NON-CURRENT LIABILITIES
Lease liability - noncurrent	11,108	-
Loans payable	105,226	-

Total non-current liabilities	116,334	-

TOTAL LIABILITIES	196,814	10,675

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,898,237)	(5,914,393)

Total stockholders' equity	1,116,258	1,100,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,313,072	$1,110,777

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Revenue	$650,000	$1,016,000	$200,000	$250,000

Cost of revenue	190,416	234,465	10,015	56,946

Gross profit	459,584	781,535	189,985	193,054

Operating expenses
General and administrative	399,492	468,881	135,532	144,735
Consulting	39,081	393,452	2,333	18,667

Total operating expenses	438,573	862,333	137,865	163,402

Income (loss) from operations	21,011	(80,798)	52,120	29,652

Non-operating expenses
Interest income	-	9	-	3
Financial expense	(655)	(842)	(120)	(170)
Other expense	(200)	-	-	-

Total non-operating expenses, net	(855)	(833)	(120)	(167)

Income (loss) before income tax	20,156	(81,631)	52,000	29,485
Income tax	4,000	800	-	-

Net income (loss)	$16,156	$(82,431)	$52,000	$29,485

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic net income (loss) per share	$0.00	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,156	$(82,431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,644	1,644
Amortization	12,281	75,262
Amortization of right-of-use asset	19,152	-
Interest on lease liability	1,405	-
Changes in assets and liabilities:
Accounts receivable	(50,000)	(50,000)
Prepaid expense	(29,474)	-
Other payables	(5,564)	(8,002)
Payment of lease liability	(19,479)	-

Net cash used in operating activities	(53,879)	(63,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	155,000	-

Net cash provided by financing activities	155,000	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	101,122	(63,527)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	102,205	103,364

CASH AND EQUIVALENTS, END OF PERIOD	$203,327	$39,837

Supplemental cash flow data:
Income tax paid	$4,000	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED June 30, 2020 AND 2019

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	64,778	6,949,717	(5,943,804)	1,070,691

Net loss	-	-	-	(6,433)	(6,433)

Balance at March 31, 2020	64,778,050	64,778	6,949,717	(5,950,237)	1,064,258

Net income	-	-	-	52,000	52,000

Balance at June 30, 2020	64,778,050	$64,778	$6,949,717	$(5,898,237)	$1,116,258

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss	-	-	-	(62,330)	(62,330)

Balance at December 31, 2018	64,778,050	64,778	6,949,717	(5,897,067)	1,117,428

Net loss	-	-	-	(49,586)	(49,586)

Balance at March 31, 2019	64,778,050	64,778	6,949,717	(5,946,653)	1,067,842

Net income	-	-	-	29,485	29,485

Balance at June 30, 2019	64,778,050	$64,778	$6,949,717	$(5,917,168)	$1,097,327

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (UNAUDITED) AND SEPTEMBER 30, 2019

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

Fuse Group and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, when the mine owner is considering selling its mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership and whether the mine meets all operation requirements and/or is currently in operation.

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the U.S., China and certain other countries. The state of California, where the Company is headquartered, has been affected by COVID-19. The Governor of California issued a stay-at-home order, which took effect on March 19, 2020, and was not fully lifted as of this report date.

The pandemic impacted the Company’s business development, and disrupted or delayed the Company’s current mine projects and services to its clients, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted the Company’s abilities to visit mines in Mexico and in Asian counties as well as to meet with potential clients and mine owners for the Company’s consulting business and for the Company’s own investment in mine projects. The Company’s clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for the Company’s services and materially adversely impact the Company’s revenue.

The global economy has also been negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. The U.S. and global growth forecast is extremely uncertain, which could seriously affect people’s investment desires in mines in Mexico, Asia and internationally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

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

(ii)

Valuation allowance for deferred tax assets: Management assumes the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carryforwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the NOL carryforwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company having incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had $50,000 and $0 outstanding accounts receivable at June 30, 2020 or September 30, 2019.

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and Contingencies

The Company follows FASB ASC 450-20 to account for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration it expects to receive for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client.

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

Uncertain Tax Positions

The Company follows paragraph 740-10-25 of the FASB ASC. Paragraph 740-10-25-13 governs whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2020 or September 30, 2019.  The tax years 2017 - 2019 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

Software Development Costs

The Company incurs costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with FASBASC 350-40, Internal-Use Software, the Company capitalizes development costs for these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. After considering recent developments of laws and regulations on token issuance and trading that would apply to the platform that the Company has been designing, management discussed its function and compliance issues with the designer of the software platform and concluded that the project had more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the project.

Leases

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which superseded the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 10 – Commitments.

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

Upon adoption, the Company recognized total ROU assets of $54,775, with corresponding lease liabilities of $54,775 on its consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or prior year consolidated statements of operations and statements of cash flows.  At June 30, 2020, the ROU was $35,623.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its CFS.

Note 3 – Going Concern

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.90 million at June 30, 2020, even though the Company had net income of $16,156 and net loss of $82,431 for the nine months ended June 30, 2020 and 2019, and net income of $52,000 and $29,485 for the three months ended June 30, 2020 and 2019, respectively, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2020 and September 30, 2019 consisted of the following:

	2020	2019

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,296)	(1,019)
Computer equipment, net	556	833

Office furniture	12,746	12,746
Less accumulated depreciation	(6,373)	(5,007)
Office furniture, net	6,373	7,739
Total property and equipment, net	$6,929	$8,572

Depreciation for the nine months ended June 30, 2020 and 2019 was $1,644 and $1,644, respectively. Depreciation for the three months ended June 30, 2020 and 2019 was $548 and $548, respectively.

Note 5 – Prepaid Expenses

As of June 30, 2020, the Company had current prepaid Director & Officer insurance of $17,193.

At June 30, 2020 and September 30, 2019, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request has been submitted to, and is being processed by, the Mexican government, but that processing was delayed due to elections and new administration in Mexico and the COVID-19 pandemic. The Company was not able to provide an estimated time for the approval at this report date. The remaining $1,000,000 of consulting fees, which relates to the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-5-30-1.

Note 6 – Other Payables

As of June 30, 2020, and September 30, 2019, the Company had other payables of $5,113 and $10,675, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Loans Payable

On May 14, 2020, Fuse Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“ the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have interest of 1%. Loan payments will be deferred for six months. Loans issued prior to June 5, 2020 have a maturity of 2 years, loans issued after June 5, 2020 have a maturity of 5 years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); if a borrower does not apply for loan forgiveness within 10 months after the last day of the covered period, the loan is no longer deferred and the borrower must begin paying principal and interest. The Company will apply for the loan forgiveness with the lender before the maturity.

On June 24, 2020, Fuse Tech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred.  This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of June 30, 2020, the future minimum loan payments to be paid by year are as follows:

Year Ending	Amount
6/30/2021	$49,774
6/30/2022	2,128
6/30/2023	2,210
6/30/2024	2,294
6/30/2025	2,381
Thereafter	96,213
Total	$155,000

Note 8 – Income Tax

The President of the U.S. signed into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing US tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective October 1, 2018 for the Company.

For most taxpayers, NOLs arising in tax years ending after 2017 can only be carried forward. At June 30, 2020 and September 30, 2019, the Company had NOL carryforwards for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. The Company has estimated NOL carry-forwards for Federal and California income tax purposes of $4.07 million and $4.07 million at June 30, 2020 and September 30, 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.20 million as of June 30, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$1,200,649	$1,207,488
Less valuation allowance	(1,200,649)	(1,207,488)
Deferred tax assets, net of valuation allowance	$-	$-

The recently issued Coronavirus Aid, Relief and Economic Security Act (the CARES Act or the Act), provides four relief provisions for corporate taxpayers as follows:

1.

Five-year NOL carryback provision: the Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss.

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

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended June 30, 2020 and 2019 is as follows:

	2020	2019

Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
Federal income tax rate difference	0.50%	-%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	7.75%	5.50%
Change in valuation allowance on net operating loss carry-forwards	(9.40)%	16.50%
Effective income tax rate	19.85%	1.00%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2020 and 2019 is as follows:

	2020	2019

Federal statutory income tax expense (benefit) rate	21.00%	21.00%
Federal income tax rate difference	0.19%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	7.28%	17.40%
Change in valuation allowance on net operating loss carry-forwards	(28.47)%	(38.40)%
Effective income tax rate	0.00%	0.00%

Note 9 – Revenue, Cost of Revenue and Major Customers

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

For the nine months ended June 30, 2020 and 2019, the Company recorded revenue of $650,000 and $1,016,000 for the services provided, respectively.

For the three months ended June 30, 2020 and 2019, the Company recorded revenue of $200,000 and $250,000 for the services provided, respectively.

For the nine and three months ended June 30, 2020, the Company had one customer which accounted for 100% of the Company’s total revenue. For the nine and three months ended June 30, 2019, the Company had one customer which accounted for 96% and 100% of the Company’s total revenue.

Note 10 – Commitments

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

Lease Commitment

Effective January 1, 2017, Processing, as a sublessee, entered into a sublease agreement for office space with a sublessor for a term of two years. The monthly rent was $1,897, and increased to $1,949 starting in January 2018. The lease expired December 31, 2018.

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

The Company recorded rental cost of $20,557 and $34,498 for the nine months ended June 30, 2020 and 2019, respectively.

The Company recorded rental cost of $6,853 and $6,780 for the three months ended June 30, 2020 and 2019, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	Nine Months Ended June 30, 2020	Three Months Ended June 30, 2020

Operating lease cost	$20,557	$6,853
Weighted Average Remaining Lease Term - Operating leases	1.50 years
Weighted Average Discount Rate - Operating leases	4%

The following is a schedule of maturities of lease liabilities as of June 30, 2020:

For the 12 months ended	Operating Leases
June 30, 2021	$26,599
June 30, 2022	11,219
Total undiscounted cash flows	37,818
Less: imputed interest	(1,117)
Present value of lease liabilities	$36,701

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

Pursuant to the terms of the Contract, Prime King provides services to the Company relating to the development, installation and debugging of a software system called IMETAL. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations (the “Project”).

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

3)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine and three months ended June 30, 2020, the Company spent $0; for the nine and three months ended June 30, 2019, the Company spent $238,750 and $0, respectively, which was recorded as consulting expense. The Company expects to spend an additional $1.56 million on this project as of June 30, 2020. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the COVID-19 pandemic. Negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, China, and certain other countries. The state of California, where the Company is headquartered, has been affected by COVID-19. The Governor of California has issued a stay-at-home order, which took effect on March 19, 2020, and was not fully lifted as of this report date due to increased case of COVID-19.

The pandemic negatively impacted our business development, and disrupted or delayed our current mine projects and services to our clients, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We received a $49,600 Paycheck Protection Program loan (“PPP loan”) and a $105,400 Economic Injury Disaster Loan (“EIDL loan”) from US Small Business Administration (“ the SBA”) during the three months ended June 30, 2020.

We currently believe our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Results of operations for the three months ended June 30, 2020 and 2019

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

For the three months ended June 30, 2020, we provided two potential mine opportunities in Mexico to a client, and recorded revenue of $200,000 for the services provided. Our revenue for the three months ended June 30, 2019 was $250,000. Our cost of revenues for the three months ended June 30, 2020 and 2019 was $10,015 and $56,946, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $189,985 and $193,054 for the three months ended June 30, 2020 and 2019, respectively.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2020 and 2019 are outlined in the table below:

	2020	2019	Increase (Decrease)

General and administrative	$135,532	$144,735	$(9,203)
Consulting fees	2,333	18,667	(16,334)
Total operating expenses	$137,865	$163,402	$(25,537)

The decrease in our operating costs for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due to decreased travel expense and consulting fees. During the three months ended June 30, 2020, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Most of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expense was $120 for the three months ended June 30, 2020, compared to $167 for the three months ended June 30, 2019.

Results of operations for the nine months ended June 30, 2020 and 2019

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

For the nine months ended June 30, 2020, we provided five potential mine opportunities to a client, with one mine located in Asia and four mines located in North America. For the nine months ended June 30, 2020, the Company recorded revenue of $650,000 for the services provided. Our revenue for the nine months ended June 30, 2019 was $1,016,000. Our cost of revenues for the nine months ended June 30, 2020 and 2019 was $190,416 and $234,465, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $459,584 and $781,535 for the nine months ended June 30, 2020 and 2019, respectively.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2020 and 2019 are outlined in the table below:

	2020	2019	Increase (Decrease)

General and administrative	$399,492	$468,881	$(69,389)
Consulting fees	39,081	393,452	(354,371)
Total operating expenses	$438,573	$862,333	$(423,760)

The decrease in our operating costs for the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019, was due to a decrease in consulting fees of $354,371 and decreased profession fee of $56,256 of Processing. During the nine months ended June 30, 2020, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Most of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expense was $855 for the nine months ended June 30, 2020, compared to $833 for the nine months ended June 30, 2019.

Liquidity and Capital Resources

The table below provides selected working capital information as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019

Total current assets	$270,520	$102,205
Total current liabilities	80,480	10,675
Working capital	$190,040	$91,530

Liquidity

During the nine months ended June 30, 2020 and 2019, we reported net income of $16,156 and net loss of $82,431, respectively. During the three months ended June 30, 2020 and 2019, the Company reported net income of $52,000 and $29,485, respectively. We received $49,600 from the PPP loan and $105,400 from the EIDL loan during the three months ended June 30, 2020 for paying the Company’s payroll and other operating expenses during the COVID-19 pandemic .

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the nine months ended June 30, 2020 and 2019:

	2020	2019

Net cash used in operating activities	$(53,879)	$(63,527)
Net cash provided by financing activities	155,000	-
Net increase (decrease) in cash	$101,122	$(63,527)

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2020 and 2019 was $53,879 and $63,527, respectively.  The decrease in cash outflow during the nine months ended June 30, 2020 was due to increased net income by $98,587 (which was partly offset with non-cash adjustment to the net income by $62,981) and decreased cash outflow on other payables by $2,439, despite we had increased cash outflow on prepaid expense by $29,474.

Cash Flows from Investing Activities

During the nine months ended June 30, 2020 and 2019, we did not have any investing activities.

Cash Flows from Financing Activities

During the nine months ended June 30, 2020 and 2019, our cash provided by financing activities was $155,000, consisting of $49,600 from the PPP loan and $105,400 from the EIDL loan.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 10, 2020

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 10, 2020