Form 10-K
period 2020-09-30
FUSE GROUP HOLDING INC.
filed 2020-12-16
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,588,500 (based on 17,650,000 shares of common stock outstanding held by non-affiliates on such date at $0.09 per share).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 64,778,050 shares as of December 14, 2020.

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2020

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our international operations and currency exchange fluctuations;
●	COVID-19 and actions by the government to contain the spread of the pandemic; and
●	other risks and uncertainties related to our business plan and business strategy.

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

PART I

ITEM 1 – BUSINESS

Overview and History

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020.  Fuse Group is the sole shareholder of Fuse Biotech Inc. ("Fuse Biotech”). Fuse Biotech was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed with the designer of the platform its function and compliance issues and believed the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech is seeking business opportunities in the biotech area.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, the Company and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration and then COVID-19 in Mexico, the Company was not able to provide an estimate time for the approval at this report date.

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

We are and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Enterprises is deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the “Exchange Act”).

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. We meet the definition of an “emerging growth company” and so long as we qualify as an “emerging growth company,” we will not be required to:

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

We were incorporated on December 24, 2013, and as of September 30, 2020, we had accumulated a deficit of $5,965,804. We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

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

The market for mining consulting services is highly competitive and has low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and an established client base. These competitors may be able to adapt more quickly to new or emerging  technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sales of their services than we can, or may adopt more aggressive pricing policies. If we fail to compete successfully against our competitors, our revenue could decline and our business could be harmed.

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

For example, at present in the absence of audit, nominating and compensation committees comprised of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as a general rule, the Board, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The Company executes the transaction between executive officers and the Company once it was approved by the BOD.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Landbond Home Limited, our largest shareholder, will have control over key decision making as a result of its control of a substantial amount of our voting stock.

As of December 14, 2020, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 27,500,000 shares, or 42.45%, of our then outstanding common stock. Landbond’s beneficial ownership of 42.45% of our issued and outstanding common stock give it the ability to control the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

On the first day of any fiscal year after fiscal year 2016 and provided the Company has fewer than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US.

Our business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  The effects of quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business development, and disrupted or delayed our current mine projects and services to our clients, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as meeting with potential clients and miner owners for our consulting business and our own investment in mine projects. Our clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for our services and materially adversely impact our revenue.

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

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, the Ebola virus, or other outbreaks. In response to an epidemic or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our business partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impacts arising from severe conditions may cause business disruption, resulting in material adverse effects to our financial condition and results of operations.

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

We do not intend to pay dividends and there may be fewer ways in which you can make a gain on any investment in the Company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in the Company will need to come through appreciation of the stock’s price.

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

Our common stock is listed on the over-the-counter exchange, and is thinly traded. As a result, shareholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  If an active trading market does develop, the market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual shareholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more shareholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

ITEM 2 – PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $2,200 pursuant to a lease with a term from December 31, 2018 to November 30, 2021.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2016, our common stock was approved for trading on OTCQB under the trading symbol FSNT. Prior to that time, there was no public market for our stock. On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the years ended September 30, 2020 and 2019.

2020	High	Low
First quarter	$0.25	$0.09
Second quarter	$0.2	$0.09
Third quarter	$0.11	$0.09
Fourth quarter	$0.11	$0.09

2019	High	Low
First quarter	$0.29	$0.21
Second quarter	$0.21	$0.15
Third quarter	$0.18	$0.10
Fourth quarter	$0.25	$0.10

Holders.

As of December 14, 2020, there were 76 record holders of 64,778,050 shares of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2020 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020.  Fuse Group is the sole shareholder of Fuse Biotech Inc. ("Fuse Biotech”). Fuse Biotech was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech is seeking business opportunities in the biotech area.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase five mines located in different areas of Mexico for $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration then COVID-19 in Mexico and the COVID-19 pandemic, such that the Company was not able to provide an estimated time for the approval at this report date.

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. The state of California, where the Company is headquartered, has been affected by COVID-19.

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

We received a $49,600 Paycheck Protection Program loan (“PPP loan”) and a $105,500 Economic Injury Disaster Loan (“EIDL loan”) from US Small Business Administration (“ the SBA”) during the year ended September 30, 2020.

We currently believe our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Results of operations for the years ended September 30, 2020 and 2019

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

For the year ended September 30, 2020, we provided seven potential mine opportunities in Mexico to a client. For the year ended September 30, 2020, the Company recorded revenue of $750,000 for the services provided. Our revenue for the year ended September 30, 2019 was $1,216,000. Our cost of revenues for the years ended September 30, 2020 and 2019 was $201,483 and $277,415, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $548,517 and $938,585 for the years ended September 30, 2020 and 2019, respectively.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2020 and 2019 are outlined in the table below:

	2020	2019	Increase (Decrease)

General and administrative	$523,113	$450,396	$72,717
Consulting fees	70,716	565,952	(495,236)
Total operating expenses	$593,829	$1,016,348	$(422,519)

The decrease in our operating expenses for the year ended September 30, 2020, compared to the year ended September 30, 2019, was due to a decrease in consulting fees of $495,236 which was partly offset by increased auditing fee of $36,030, increased accounting fee of $9,075, increased payroll expense of $8,334 and other G&A expenses of $19,278. During the year ended September 30, 2020, the Company had a few outstanding consulting agreements for advisory services on business development strategy in the Far East, including in Hong Kong and Russia, and acquisition opportunities in Mexico and North America. Most of the consulting agreements entered in prior periods expired during the year ended September 30, 2019.

Non-operating expenses, net

Net non-operating expenses were $2,099 for the year ended September 30, 2020, compared to $1,093 for the year ended September 30, 2019.  For the year ended September 30, 2020, non-operating expenses mainly consist of interest expense of $992 and bank service charge of $907. For the year ended September 30, 2019, non-operating expenses mainly consist of bank service charge of $1,106.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019

Total current assets	$204,295	$102,205
Total current liabilities	80,843	10,675
Working capital	$123,452	$91,530

Liquidity

During the years ended September 30, 2020 and 2019, we reported net loss of $51,411 and net loss of $79,656, respectively.  We received $49,600 from the PPP loan and $105,500 from the EIDL loan during the year ended September 30, 2020 for paying the Company’s payroll and other operating expenses during the COVID-19 pandemic .

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the years ended September 30, 2020 and 2019:

	2020	2019

Net cash used in operating activities	$(62,835)	$(1,159)
Net cash provided by financing activities	155,100	-
Net increase (decrease) in cash	$92,265	$(1,159)

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2020 and 2019 was $62,835 and $1,159, respectively.  The increase in cash outflow during the year ended September 30, 2020 was due to increased cash outflow of prepaid expense by $29,474 and increased cash outflow of other payables by $6,228.

Cash Flows from Investing Activities

During the years ended September 30, 2020 and 2019, we did not have any investing activities.

Cash Flows from Financing Activities

During the year ended September 30, 2020, our cash provided by financing activities was $155,100, consisting of $49,600 from the PPP loan and $105,500 from the EIDL loan. We did not have any financing activities during the year ended September 30, 2019.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of the end of the 2020 fiscal year.  This evaluation was conducted with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”).

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

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2020. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

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

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2020, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.  We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2.  We did not implement appropriate information technology controls. As of September 30, 2020, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.   We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. As a smaller reporting company, the management’s report is not subject to attestation by the Company’s registered public accounting firm.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 14, 2020 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	64	Director, Chief Executive Officer
Michael Viotto (2)	69	Director, Chief Financial Officer

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017.
(2)	Mr. Viotto has served as a director and the Company’s CFO since August 16, 2017.

Umesh Patel

Mr. Patel has served as a director and a member of audit committee, compensation committee and nominating and corporate governance committee of the Board of Nova Lifestyle, Inc. (NASDAQ: NVFY), a distributor of contemporary styled residential and commercial furniture, since October 2016.  Mr. Patel became the Chairman of the audit committee of Nova Lifestyle, Inc. since July 2020. Mr. Patel has also served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services, since December 2009.  Mr. Patel has been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California from March 2013 to December 2019. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978.  The Board believes Mr. Patel is well qualified to serve as a member of the Board and as the Company’s CEO due to his extensive business, regulatory and investment experience.

Michael Viotto

Mr. Viotto has served as an independent director, chairman of compensation committee and a member of audit committee and corporate governance and nominating committee of the board of directors of China Eco-Materials Group Co. Limited since January 20, 2020. Mr. Viotto has served as an Independent Director and Chairman of the Compensation Committee of the Board of Dunxin Financial Holding LTD.  (NYSE AMERICAN: DXF) since December 2017. Mr. Viotto served as Non-Executive Independent Director, Chairman of the Nomination and Remuneration Committee and Member of the Audit Committee of Future World Financial Holdings, Inc. (Hong Kong Stock Exchange: 0572) from September 2016 to January 2017. Mr. Viotto served as President of MJV Consulting  from October 2014 to August 2017.  From May 2013 to January 2017, Mr. Viotto served as a member of the Board of Directors to Nova Lifestyle, Inc. (NASDAQ: NVFY) and as Chairman of its Nominating and Corporate Governance Committee, and as a member of the Compensation and Audit Committees. From May 2009 to September 2014, Mr. Viotto was the President of MJV Financial Inc. and was appointed as exclusive agent for Coface North America, an internationally recognized leader in the Trade Finance Industry.  Mr. Viotto received his Bachelor of Science Degree in Business Administration from California Polytechnic University in Pomona, California in 1985. The Board has selected Mr. Viotto to serve as a qualified member to the Board due to his extensive experience in the finance industry, including business development and risk assessment and management.

Given the Company’s limited operations, it has not adopted a code of ethics applicable to its principal executive officer and principal financial officer. Our Board will revisit this issue in the future to determine if, and when, adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a).

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

Employment Agreements

We currently have an employment agreement with Michael Viotto, our CFO.  Pursuant to the terms of his employment agreement, dated September 1, 2020, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year from August 22, 2020.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2020 and 2019:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2020	88,000	-	-	-	-	-	-	88,000
	2019	88,000	-	-	-	-	-	-	88,000
									-
Michael Viotto (2)	2020	50,000	-	-	-	-	-	-	50,000
	2019	50,000	-	-	-	-	-	-	50,000

(1)	Mr. Patel was appointed as CEO and a director on February 15, 2017.

(2)	Mr. Viotto was appointed as CFO and a director on August 16, 2017.

Outstanding Equity Awards at September 30, 2020

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2020.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2020 and 2019.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 14, 2020 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 64,778,050 shares of our Common Stock outstanding as of December 14, 2020.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 14, 2020 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 14, 2020 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	27,500,000	42.45%
E Zhao	6,542,683	10.1%
Chau-Ho Chen	6,542,683	10.1%
Cuixia Sun	6,542,684	10.1%
Umesh Patel, CEO and director	—	—%
Michael Viotto, CFO and director	—	—%
All current directors and executive officers as a group (2 persons)	—	—%

(1)          Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the fiscal year of 2020, we did not enter into any transactions with our directors, officers, persons who own more than five percent of our common stock and any other related parties, or with their relatives and entities they control.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our directors, Umesh Patel and Michael Viotto, serve as our CEO and CFO, respectively. As a result, we do not have independent directors on our BOD.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2020 and 2019. All of the services described in the following fee table were approved in conformity with the BOD’s pre-approval process.

	2020	2019
Audit Fees	$55,500	$48,500
Tax Fees	-
All Other Fees	-	-
Total	$55,500	$48,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Prager Metis and MJF.

Prager Metis provided professional services for the audit of our fiscal year 2020 and 2019. The Company paid MJF $10,000 during the year ended 2019 for the reviewing quarterly reports for the quarters ended December 31, 2018 and March 31, 2019.

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

10.6†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 20, 2018, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 22, 2018.
10.7†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 21, 2019, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2019.
10.8†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated September 1, 2020, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2020.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

† Management agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Management Fuse Group Holding Inc. and Subsidiaries Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Fuse Group Holding, Inc. and Subsidiaries (“the Company”) as of September 30, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of September 30, 2020, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis of Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Prager Metis, CPA’s LLP

El Segundo, California

December 16, 2020

An affiliate of Prager Metis International	north america europe asia

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2020	2019

ASSETS

CURRENT ASSETS
Cash and equivalents	$194,470	$102,205
Prepaid expense	9,825	-

Total current assets	204,295	102,205

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	6,381	8,572
Right-of-use asset, net	29,117	-

Total non-current assets	1,035,498	1,008,572

TOTAL ASSETS	$1,239,793	$1,110,777

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$4,499	$10,675
Loan payables - current	50,298	-
Lease liability - current	26,046	-

Total current liabilities	80,843	10,675

NON-CURRENT LIABILITIES
Lease liability	4,465	-
Loans payable	105,794	-

Total non-current liabilities	110,259	-

TOTAL LIABILITIES	191,102	10,675

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,965,804)	(5,914,393)

Total stockholders' equity	1,048,691	1,100,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,239,793	$1,110,777

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2020	2019

Revenue	$750,000	$1,216,000
Cost of revenue	201,483	277,415

Gross profit	548,517	938,585

Operating expenses
General and administrative	523,113	450,396
Consulting	70,716	565,952

Total operating expenses	593,829	1,016,348

Loss from operations	(45,312)	(77,763)

Non-operating expenses
Interest income	-	13
Interest expense	(992)	-
Financial expense	(907)	(1,106)
Other expense	(200)	-

Total non-operating expenses, net	(2,099)	(1,093)

Loss before income tax	(47,411)	(78,856)
Income tax	4,000	800

Net loss	$(51,411)	$(79,656)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance at October 1, 2018	64,778,050	$64,778	$6,949,717	$(5,834,737)	$1,179,758

Net loss	-	-	-	(79,656)	(79,656)

Balance at September 30, 2019	64,778,050	64,778	6,949,717	(5,914,393)	1,100,102

Net loss	-	-	-	(51,411)	(51,411)

Balance at September 30, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,411)	$(79,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,191	2,191
Amortization	19,649	75,262
Amortization of right-of-use asset	25,658	-
Interest on lease liability	1,751	-
Changes in assets and liabilities:
Prepaid expense	(29,474)	-
Other payables	(5,184)	1,044
Payment of lease liability	(26,015)	-

Net cash used in operating activities	(62,835)	(1,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	155,100	-

Net cash provided by financing activities	155,100	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	92,265	(1,159)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	102,205	103,364

CASH AND EQUIVALENTS, END OF YEAR	$194,470	$102,205

Supplemental cash flow data:
Income tax paid	$4,000	$800
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Fuse Group and Processing provide consulting services to mining industry clients to find mine acquisition targets within the parameters set by the clients, when the mine owner is considering selling his mining rights.  The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership and whether the mine meets all operational requirements and/or is currently in operation.

In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing. Trading seeks mining-related business opportunities in Asia.

On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020.  Fuse Group is the sole shareholder of Fuse Biotech Inc. ("Fuse Biotech”). Fuse Biotech was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations.  Considering recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded that the project had more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech is seeking business opportunities in the biotech area.

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States (U.S.). In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US.. The state of California, where the Company is headquartered, has been affected by COVID-19.

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

Basis of Consolidation

The CFS include the accounts of Fuse Group and its subsidiaries, Processing, Trading and Fuse Biotech. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

Cash

For purposes of the statement of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, approximate their Fair Value ( “FV” ) due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements,” defines fair value, and establishes a three-level valuation hierarchy for disclosures that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●

Level 2 inputs to the valuation methodology include other than those in level 1 quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

As of September 30, 2020 and 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had $0 outstanding accounts receivable at September 30, 2020 or September 30, 2019.

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

The new revenue standards became effective for the Company October 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue prior to October 1, 2018. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to accumulated deficit was required upon adoption.

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

Income Tax

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of September 30, 2020, the Company had no unrecognized tax benefits and there was no charges during the year ended September 30, 2020, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2020. The Company files U.S. income tax return. With few exceptions, the US income tax return filed for the years ending on September 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

Software Development Costs

The Company incurs costs to develop software programs to be used primarily to meet its internal needs and to market to others. In accordance with FASB ASC 350-40, Internal-Use Software, the Company capitalizes development costs for these software applications once the preliminary project stage is complete and it is probable that the project will be completed, the software will be used to perform the function intended, and the value will be recoverable. In accordance with FASB ASC 985-20-25, costs incurred before product feasibility is established and all design and coding is completed are expensed. Reengineering costs and minor modifications and enhancements that do not significantly improve the overall functionality of the software are expensed as incurred. After considering recent developments of laws and regulations on token issuance and trading that would apply to the platform that the Company has been designing, management discussed its function and compliance issues with the designer of the software platform and concluded that the project had more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the project.

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

The Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after October 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of FASB ASC 718 to include share-based payments for acquiring goods and services from non-employees. An entity should apply the requirements of FASB ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that FASB ASC 718 applies to all share-based payments in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company evaluated the effects of the adoption of this guidance and believes that it will impact the accounting of the share-based awards granted to non-employees.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the FV hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s CFS or disclosures.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date FV of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this standard is not expected to have a material impact on the Company’s CFS or disclosures.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $5.97 million at September 30, 2020, the Company had net loss of $51,411 and $79,656 for the years ended September 30, 2020 and 2019, respectively. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2020 and September 30, 2019 consisted of the following:

	2020	2019

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,389)	(1,019)
Computer equipment, net	463	833

Office furniture	12,746	12,746
Less accumulated depreciation	(6,828)	(5,007)
Office furniture, net	5,918	7,739
Total property and equipment, net	$6,381	$8,572

Depreciation for the years ended September 30, 2020 and 2019 was $2,191 and $2,191, respectively.

Note 5 – Prepaid Expenses

As of September 30, 2020, the Company had current prepaid Director & Officer insurance of $9,825.

At September 30, 2020 and 2019, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration and then COVID-19 pandemic in Mexico. The Company was not able to provide an estimated time for the approval at this report date. The remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-5-30-1.

Note 6 – Other Payables

As of September 30, 2020, and September 30, 2019, the Company had other payables of $4,499 and $10,675, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Loans Payable

On May 14, 2020, Fuse Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have interest of 1%. Loan payments will be deferred for six months. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. The Company will apply for the loan forgiveness with the lender before the maturity. Just recently, the U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter.

On June 24, 2020, Fuse Tech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred.  This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of September 30, 2020, the future minimum loan payments to be paid by year are as follows:

Year Ending	Amount
9/30/2021	$50,298
9/30/2022	2,148
9/30/2023	2,230
9/30/2024	2,316
9/30/2025	2,404
Thereafter	96,696
Total	$156,092

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

At September 30, 2020 and 2019, the Company had NOL carryforwards for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.36 million and $4.07 million at September 30, 2020 and 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.22 million as of September 30, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2020 and September 30, 2019 are as follows:

	2020	2019
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,218,780	$1,207,488
Lease expense under ASU 842	390	-
Less valuation allowance	(1,219,170)	(1,207,488)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2020 and 2019 is as follows:

	2020	2019

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.33%	0.08%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.48)%	7.49%
Change in valuation allowance on net operating loss carry-forwards	35.59%	14.44%
Effective income tax rate	8.44%	1.01%

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

For the years ended September 30, 2020 and 2019, the Company recorded revenue of $750,000 and $1,216,000 for the services provided, respectively.

For the years ended September 30, 2020 and 2019, the Company had one customer which accounted for 87% and 97% of the Company’s total revenue.

Note 10 – Commitments

Acquisition Commitment

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a MOU with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon the execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement pursuant to which the Company will pay the $1,000,000 purchase price upon receiving approvals from the Mexican government allowing for the transfer of the mining concession. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration then COVID-19 in Mexico  (see Note 5), the Company was not able to provide an estimated time for the approval at this report date.

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

The Company recorded rental cost of $27,409 and $42,958 for the years ended September 30, 2020 and 2019, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

Year Ended September 30, 2020

Operating lease cost	$27,409
Weighted Average Remaining Lease Term - Operating leases	1.25 years
Weighted Average Discount Rate - Operating leases	4%

The following is a schedule of maturities of lease liabilities as of September 30, 2020:

For the 12 months ended	Operating Leases
September 30, 2021	$26,795
September 30, 2022	4,487
Total undiscounted cash flows	31,282
Less: imputed interest	(771)
Present value of lease liabilities	$30,511

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

3)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the years ended September 30, 2020, the Company spent $0; for the years ended September 30, 2019, the Company spent $238,750 , respectively, which was recorded as consulting expense. The Company expects to spend an additional $1.56 million on this project as of September 30, 2020. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the COVID-19 pandemic. Negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Employment Agreement

The Company currently has an employment agreement with Michael Viotto, the Company’s CFO.  Pursuant to the terms of his employment agreement, dated September 1, 2020, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year, from August 22, 2020.  Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

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

Fuse Group Holding Inc.

	By:	/s/ Umesh Patel
Umesh Patel
Date: December 16, 2020		Chief Executive Officer
(principal executive officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 16, 2020
Chief Executive Officer and Director (principal executive officer)

/s/ Michael Viotto
Michael Viotto	December 16, 2020
Chief Financial Officer and Director
(principal financial officer and accounting officer)