Form 10-Q
period 2020-12-31
FUSE GROUP HOLDING INC.
filed 2021-02-08
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2020 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 (UNAUDITED) AND SEPTEMBER 30, 2020

	December 31, 2020	September 30, 2020

ASSETS

CURRENT ASSETS
Cash and equivalents	$128,546	$194,470
Prepaid expense	2,456	9,825

Total current assets	131,002	204,295

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	5,833	6,381
Right-of-use asset, net	22,549	29,117

Total non-current assets	1,028,382	1,035,498

TOTAL ASSETS	$1,159,384	$1,239,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$9,280	$4,499
Loans payable - current portion	50,828	50,298
Lease liability	24,261	26,046

Total current liabilities	84,369	80,843

NON-CURRENT LIABILITIES
Lease liability - noncurrent	-	4,465
Loans payable	106,266	105,794

Total non-current liabilities	106,266	110,259

TOTAL LIABILITIES	190,635	191,102

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(6,045,746)	(5,965,804)

Total stockholders' equity	968,749	1,048,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,159,384	$1,239,793

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2020	2019

Revenue	$100,000	$250,000
Cost of revenue	10,035	132,498

Gross profit	89,965	117,502

Operating expenses
General and administrative	136,085	132,485
Consulting	32,437	12,333

Total operating expenses	168,522	144,818

Loss from operations	(78,557)	(27,316)

Non-operating expenses
Interest expense	(1,001)	-
Financial expense	(384)	(295)
Other expense	-	(200)

Total non-operating expenses, net	(1,385)	(495)

Loss before income tax	(79,942)	(27,811)
Income tax	-	1,600

Net loss	$(79,942)	$(29,411)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,942)	$(29,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	548	548
Amortization of prepaid expense	7,368	-
Amortization of right-of-use asset	6,568	6,324
Interest on lease liability	284	528
Changes in assets and liabilities:
Other payables	5,785	(2,749)
Payment of lease liability	(6,535)	(6,408)

Net cash used in operating activities	(65,924)	(31,168)

NET DECREASE IN CASH AND EQUIVALENTS	(65,924)	(31,168)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	194,470	102,205

CASH AND EQUIVALENTS, END OF PERIOD	$128,546	$71,037

Supplemental cash flow data:
Income tax paid	$-	$1,600
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	$64,778	$6,949,717	$(6,045,746)	$968,749

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance at October 1, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss		-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	$64,778	$6,949,717	$(5,943,804)	$1,070,691

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 (UNAUDITED) AND SEPTEMBER 30, 2020

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

The interim consolidated financial information as of December 31, 2020 and for the three-month periods ended December 31, 2020 and 2019 was prepared without audit. Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, previously filed with the SEC on December 16, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2020, its consolidated results of operations and cash flows for the three months ended December 31, 2020 and 2019, as applicable, were made.

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

Use of Estimates

The preparation of CFS in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the consolidated financial statements.

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

Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements,” defines FV, and establishes a three-level valuation hierarchy for disclosures that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

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

As of December 31, 2020, and September 30, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had $0 outstanding accounts receivable at December 31, 2020 and September 30, 2020.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations.  As of December 31, 2020, the Company had no unrecognized tax benefits and there was no charges during the three months ended December 31, 2020, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of December 31, 2020. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $6.05 million at December 31, 2020, the Company had net loss of $79,942 and $29,411 for the three months ended December 31, 2020 and 2019, respectively. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31, 2020	September 30, 2020

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,482)	(1,389)
Computer equipment, net	370	463

Office furniture	12,746	12,746
Less accumulated depreciation	(7,283)	(6,828)
Office furniture, net	5,463	5,918
Total property and equipment, net	$5,833	$6,381

Depreciation for the three months ended December 31, 2020 and 2019 was $548 and $548, respectively.

Note 5 – Prepaid Expenses

As of December 31, 2020, the Company had current prepaid Director & Officer insurance of $2,456.

At December 31, 2020 and September 30, 2020, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase all five mines that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration and then COVID-19 pandemic in Mexico. In January 2021, the Company received three certificates of transfer from the seller and is waiting for the certificates for the transfer of remaining two mines which are expected to be issued soon . The Company will acquire all the equity interest of the Mexican company after it receives certificates of the transfer for all five mines. The remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-5-30-1.

Note 6 – Other Payables

As of December 31, 2020, and September 30, 2020, the Company had other payables of $9,280 and $4,499, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 7 – Loans Payable

On May 14, 2020, Fuse Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from U.S. Small Business Administration (“the SBA”). The loan will be forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%. Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Just recently, the U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter. Fuse Processing applied PPP loan forgiveness in January 2020, and is currently waiting for the approval.

On June 24, 2020, Fuse Tech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred.  This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of December 31, 2020, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending	Amount
12/31/2021	$50,828
12/31/2022	2,169
12/31/2023	2,251
12/31/2024	2,337
12/31/2025	2,426
Thereafter	97,083
Total	$157,094

Note 8 – Income Tax

The President of the U.S. signed into law Tax Cut and Jobs Act (the “Tax Reform Law”) on December 22, 2017. The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing US tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective October 1, 2018 for the Company.

At December 31, 2020 and September 30, 2020, the Company had NOL carryforwards for income tax purposes. For federal income tax purposes, the NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.44 million and $4.36 million at December 31, 2020 and September 30, 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.24 million as of December 31, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2020 and September 30, 2020 are as follows:

	December 31, 2020	September 30, 2020
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,241,976	$1,218,780
Lease expense under ASU 842	479	390
Less valuation allowance	(1,242,455)	(1,219,170)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2020 and 2019 is as follows:

	2020	2019

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.17%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	27.81%	33.73%
Effective income tax rate	0.00%	5.75%

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

For the three months ended December 31, 2020 and 2019, the Company recorded revenue of $100,000 and $250,000 for the services provided, respectively.

For the three months ended December 31, 2020 and 2019, the Company had one customer which accounted for 100% and 100% of the Company’s total revenue.

Note 10 – Commitments

Acquisition Commitment

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a MOU with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase all five mines that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration then COVID-19 in Mexico  (see Note 5). In January 2021, the Company received three certificates of transfer from the seller and is waiting for the certificates for the transfer of remaining two mines which are expected to be issued soon . The Company will acquire all the equity interest of the Mexican company after it receives certificates of the transfer for all five mines.

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

The Company recorded rental cost of $6,852 and $6,852 for the three months ended December 31, 2020 and 2019, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

Operating lease cost for the three months ended December 31, 2020 and 2019	$6,852	each
Weighted Average Remaining Lease Term - Operating leases at December 31, 2020	1 year
Weighted Average Discount Rate - Operating leases	4%

The following is a schedule of maturities of lease liabilities as of December 31, 2020:

For the 12 months ended	Operating Leases
December 31, 2021	$24,747
Less: imputed interest	(486)
Present value of lease liabilities	$24,261

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2020 and 2019, the Company spent $0 expense on this mine. The Company expects to spend an additional $1.56 million on this project as of December 31, 2020. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the COVID-19 pandemic. Negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020.  Fuse Group is the sole shareholder of Fuse Biotech Inc. ("Fuse Biotech”). Fuse Biotech mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech is seeking business opportunities in the biotech area.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase five mines located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase all five mines that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The transfer request was submitted to, and is being processed by, the Mexican government, but that processing was originally delayed due to elections and new administration then COVID-19 in Mexico. In January 2021, the Company received three certificates of transfer from the seller and is waiting for the certificates for the transfer of remaining two mines which are expected to be issued soon. The Company will acquire all the equity interest of the Mexican company after it receives certificates of the transfer for all five mines.

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

Results of operations for the three months ended December 31, 2020 and 2019

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

For the three months ended December 31, 2020, we provided one potential mine opportunities in Mexico to a client. For the three months ended December 31, 2020, the Company recorded revenue of $100,000 for the services provided. Our revenue for the three months ended December 31, 2019 was $250,000. Our cost of revenues for the three months ended December 31, 2020 and 2019 was $10,035 and $132,498, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $89,965 and $117,502 for the three months ended December 31, 2020 and 2019, respectively.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2020 and 2019 are outlined in the table below:

	2020	2019	Increase (Decrease)

General and administrative	$136,085	$132,485	$3,600
Consulting fees	32,437	12,333	20,104
Total operating expenses	$168,522	$144,818	$23,704

The increase in our operating expenses for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, was due to an increase in consulting fees of $20,104 including $12,500 to a consulting company for referring us potential mine investment targets in Mexico, and increased employee remuneration expense of $3,000.

Non-operating expenses, net

Net non-operating expenses were $1,385 for the three months ended December 31, 2020, compared to $495 for the three months ended December 31, 2019.  For the three months ended December 31, 2020, non-operating expenses mainly consist of interest of $1,001 and bank service charge of $384. For the three months ended December 31, 2019, non-operating expenses mainly consist of bank service charge of $295 and other expenses of $20.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020

Total current assets	$131,002	$204,295
Total current liabilities	84,369	80,843
Working capital	$46.633	$123,452

Liquidity

During the three months ended December 31, 2020 and 2019, we had net loss of $79,942 and net loss of $29,411, respectively.  We received $49,600 from the PPP loan and $105,500 from the EIDL loan during the year ended September 30, 2020 for paying the Company’s payroll and other operating expenses during the COVID-19 pandemic.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2020 and 2019:

	2020	2019

Net cash used in operating activities	$(65,924)	$(31,168)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net increase (decrease) in cash	$(65,925)	$(31,168)

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2020 and 2019 was $65,924 and $31,168, respectively.  The increase in cash outflow during the three months ended December 31, 2020 was due to increased net loss by $50,531, which was partly offset by increased amortization of prepaid insurance expense by $7,368 and increased cash inflow of other payables by $8,534.

Cash Flows from Investing Activities

During the three months ended December 31, 2020 and 2019, we did not have any investing activities.

Cash Flows from Financing Activities

During the three months ended December 31, 2020 and 2019, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

2.  We did not implement appropriate information technology controls. As of December 31, 2020, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 8, 2021

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 8, 2021