Form 10-Q
period 2021-03-31
FUSE GROUP HOLDING INC.
filed 2021-05-11
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2021 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	79,063,765

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2021 (UNAUDITED)	SEPTEMBER 30, 2020

ASSETS

CURRENT ASSETS
Cash and equivalents	$144,279	$194,470
Prepaid expense	28,040	9,825

Total current assets	172,319	204,295

NON-CURRENT ASSETS
Prepayment for acquisition of mining rights	1,000,000	-
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	5,285	6,381
Right-of-use asset, net	15,917	29,117

Total non-current assets	2,021,202	1,035,498

TOTAL ASSETS	$2,193,521	$1,239,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$2,616	$4,499
Loans payable - current portion	51,363	50,298
Lease liability	17,684	26,046

Total current liabilities	71,663	80,843

NON-CURRENT LIABILITIES
Lease liability - noncurrent	-	4,465
Loans payable	106,742	105,794

Total non-current liabilities	106,742	110,259

TOTAL LIABILITIES	178,405	191,102

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 79,063,765 and 64,778,050 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	79,064	64,778
Additional paid-in capital	7,935,431	6,949,717
Accumulated deficit	(5,999,379)	(5,965,804)

Total stockholders' equity	2,015,116	1,048,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,193,521	$1,239,793

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020	2021	2020

Revenue	$350,000	$450,000	$250,000	$200,000
Cost of revenue	33,570	180,401	23,535	48,063

Gross profit	316,430	269,599	226,465	151,937

Operating expenses
General and administrative	298,612	263,960	162,527	131,315
Consulting	46,262	36,748	13,825	24,415

Total operating expenses	344,874	300,708	176,352	155,730

Income (loss) from operations	(28,444)	(31,109)	50,113	(3,793)

Non-operating expenses
Interest expense	(2,012)	-	(1,011)	-
Other expense	(719)	(735)	(335)	(240)

Total non-operating expenses, net	(2,731)	(735)	(1,346)	(240)

Loss before income tax	(31,175)	(31,844)	48,767	(4,033)
Income tax	2,400	4,000	2,400	2,400

Net Income (loss)	$(33,575)	$(35,844)	$46,367	$(6,433)

Basic weighted average shares outstanding	67,603,796	64,778,050	70,492,336	64,778,050

Basic net loss per share	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,575)	$(35,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	1,096
Amortization of prepaid expense	15,433	4,912
Amortization of right-of-use asset	13,200	12,708
Interest on lease liability	570	997
Changes in assets and liabilities:
Prepaid expense	(33,648)	(29,474)
Other payables	130	(1,796)
Payment of lease liability	(13,397)	(12,944)

Net cash used in operating activities	(50,191)	(60,345)

NET DECREASE IN CASH AND EQUIVALENTS	(50,191)	(60,345)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	194,470	102,205

CASH AND EQUIVALENTS, END OF PERIOD	$144,279	$41,860

Supplemental cash flow data:
Income tax paid	$2,400	$4,000
Interest paid	$-	$-

Supplemental disclosure of non-cash investing activities:	$-	$-
Prepayment for acquisition of mining rights	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	64,778	6,949,717	(6,045,746)	968,749

Shares issued for acquisition of mining rights	14,285,715	14,286	985,714	-	1,000,000

Net income (loss)	-	-	-	46,367	46,367

Balance at March 31, 2021	79,063,765	$79,064	$7,935,431	$(5,999,379)	$2,015,116

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	64,778	6,949,717	(5,943,804)	1,070,691

Net loss	-	-	-	(6,433)	(6,433)

Balance at March 31, 2020	64,778,050	$64,778	$6,949,717	$(5,950,237)	$1,064,258

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED) AND SEPTEMBER 30, 2020

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.

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

On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020.  Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Biotech”). Biotech was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations.  Considering recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded that the project had more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Biotech is seeking business opportunities in the biotech area.

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

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company issued 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio owned by these five sellers. The Company has issued the shares but has not delivered them to the sellers. Portafolio owns five mines in Mexico. These mines are not operating. The transfer of shares of Portafolio to Processing are subject to the Mexican government approval, which has not happened yet. The Company recorded cost of mining rights of $1,000,000 which was the fair value of 14,285,715 shares at $ 0.07 per share on the date of the Share Exchange Agreement, which is February 9, 2021 (also see Note 5).

On March 11, 2021, Fuse Group and Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue to the Sellers 100,000,000 shares of common stock of the Company (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech engages in biology research and development business. The acquisition has not been completed yet and the shares have not been issued as of this reporting date.

In December 2019, the COVID-19 outbreak began to impact the population in China and since January 2020, the COVID-19 outbreak has spread around the world, including the United States (U.S.). In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. The state of California, where the Company is headquartered, has been affected by COVID-19.

Our business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  The pandemic impacted the Company’s business development, and disrupted or delayed the Company’s current mine projects and services to its clients, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted the Company’s abilities to visit mines in Mexico and in Asian counties as well as to meet with potential clients and mine owners for the Company’s consulting business and for the Company’s own investment in mine projects. The Company’s clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for the Company’s services and materially adversely impact the Company’s revenue. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding COVID-19, the efficacy and distribution of COVID-19 vaccines and the actions taken by governmental authorities and other entities to contain COVID-19 and/or mitigate its impact, almost all of which are beyond our control.

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

The interim consolidated financial information as of March 31, 2021 and for the six and three-month periods ended March 31, 2021 and 2020 was prepared without audit. Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, previously filed with the SEC on December 16, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2021, its consolidated results of operations and cash flows for the six months ended March 31, 2021 and 2020, as applicable, were made.

Basis of Consolidation

The CFS include the accounts of Fuse Group and its subsidiaries, Processing, Trading and Biotech. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

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

As of March 31, 2021, and September 30, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  The Company had $0  accounts receivable at March 31, 2021 and September 30, 2020.

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

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606).

The core principle underlying FASB ASC 606 is that the Company recognizes revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer, in an amount that reflects the consideration it expects to receive for those goods.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations.  As of March 31, 2021, the Company had no unrecognized tax benefits and there was no charges during the six months ended March 31, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of March 31, 2021. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

Leases

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which superseded the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 11 – Commitments.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.  As of March 31, 2021, the Company had ROU of $15,917 and current lease liability of $17,684.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its CFS.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its CFS.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Note 3 – Going Concern

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $6.00 million at March 31, 2021, the Company had net loss of $33,575 and $35,844 for the six months ended March 31, 2021 and 2020, respectively, the Company had net income of $46,367 and net loss of $6,433 for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering or loans from banks or others.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31, 2021	September 30, 2020

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,575)	(1,389)
Computer equipment, net	277	463

Office furniture	12,746	12,746
Less accumulated depreciation	(7,738)	(6,828)
Office furniture, net	5,008	5,918
Total property and equipment, net	$5,285	$6,381

Depreciation for the six months ended March 31, 2021 and 2020 was $1,096 and $1,096, respectively.

Depreciation for the three months ended March 31, 2021 and 2020 was $548 and $548, respectively.

Note 5 – Prepayment for Acquisition of Mining Rights

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company issued 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers. The Company have issued the Fuse Shares but have not delivered them to the Sellers. Portafolio owns five mines in Mexico. There are no operations for Portafolio nor the five mines owned by Portafolio. This acquisition will be accounted for as the purchase of the assets, the FV of the Company’s shares on February 9, 2021 was $0.07; accordingly, the cost for the purchase of five mines’ rights were $1,000,000. However, the acquisition has not been completed yet as of March 31, 2021 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing, and the $1,000,000 was recorded as prepayment for acquisition of mining rights.

Note 6 – Prepaid Expenses (Current and Non-current)

As of March 31, 2021, the Company had current prepaid Director & Officer insurance of $28,040.

At March 31, 2021 and September 30, 2020, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of five mines located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase all five mines that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The Company paid $1,000,000 through the issuance of 14,285,715 shares of the Company in the names of the shareholders of the Mexican company as discussed in Note 5 for the ownership of the Mexican company, which holds the mining rights of five mines in February 2021. However, the acquisition has not been completed yet, the remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-50-30-1.

Note 7 – Other Payables

As of March 31, 2021, and September 30, 2020, the Company had other payables of $2,616 and $4,499, respectively. Other payables mainly consisted of salary and payroll tax payables.

Note 8 – Loans Payable

On May 14, 2020, Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from U.S. Small Business Administration (“the SBA”). The loan will be forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%. Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Just recently, the U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter. Fuse Processing applied PPP loan forgiveness in March 2021, and is waiting for the approval as of this report date.

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred.  This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of March 31, 2020, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending	Amount
03/31/2022	$51,363
03/31/2023	2,189
03/31/2024	2,273
03/31/2025	2,359
03/31/2026	2,449
Thereafter	97,472
Total	$158,105

Note 9 – Income Tax

At March 31, 2021 and September 30, 2020, the Company had accumulated net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, the NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.39 million and $4.36 million at March 31, 2021 and September 30, 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.23 million as of March 31, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of March 31, 2021 and September 30, 2020 are as follows:

	March 31, 2021	September 30, 2020
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,228,139	$1,218,780
Lease expense under ASU 842	495	390
Less valuation allowance	(1,228,634)	(1,219,170)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.99%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.97)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	34.68%	40.54%
Effective income tax rate	7.70%	12.56%

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.36%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	(23.42)%	87.50%
Effective income tax rate	4.92%	59.52%

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

For the six months ended March 31, 2021 and 2020, the Company recorded revenue of $350,000 and $450,000 for the services provided, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded revenue of $250,000 and $200,000 for the services provided, respectively.

For the six months ended March 31, 2021, the Company had two customers which accounted for 71% and 29% of the Company’s total revenue. For the six months ended March 31, 2020, the Company had one customer which accounted for 100% of the Company’s total revenue.

For the three months ended March 31, 2021 and 2020, the Company had one customer which accounted for 100% and 100% of the Company’s total revenue.

Note 11 – Commitments

Lease Commitment

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year.

The Company recorded rental cost of $13,770 and $13,705 for the six months ended March 31, 2021 and 2020, respectively. The Company recorded rental cost of $6,918 and $6,853 for the three months ended March 31, 2021 and 2020, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	Six Months Ended March 31,
	2021	2020
Operating Lease costs	$13,770	$13,705
Weighted Average Remaining Lease Term	0.75	1.75
Weighted Average Discount Rate	4%	4%

	Three Months Ended March 31,
	2021	2020
Operating Lease costs	$6,918	$6,853
Weighted Average Discount Rate	4%	4%

The following is a schedule of maturities of lease liabilities as of March 31, 2021:

For the 12 months ended	Operating Leases
March 31, 2022	$17,950
Less: imputed interest	(266)
Present value of lease liabilities	$17,684

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advices on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2022 with the same terms.

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico.  The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the six and three months ended March 31, 2021 and 2020, the Company spent $0 expense on this mine. The Company expects to spend an additional $1.56 million on this project as of March 31, 2021. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the COVID-19 pandemic. Negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013.  Fuse Group currently explores opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America.  Fuse Group is the sole shareholder of Processing.  In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020.  Fuse Group is the sole shareholder of Fuse Biotech Inc. ("Biotech”). Fuse Biotech mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the recent development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Biotech is seeking business opportunities in the biotech area.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase five mines located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase all five mines that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to a Mexican company. On February 9, 2021, the Company, Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company that owns five mines and owned by the Sellers. The Company have issued the Fuse Shares but have not delivered them to the Sellers. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction..

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

In December 2019, the COVID-19 outbreak began to impact the population in China and since January 2020, the COVID-19 outbreak has spread around the world., including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. The state of California, where the Company is headquartered, has been affected by COVID-19.

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

Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. Our clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for our services and materially adversely impact our revenue. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding COVID-19, the efficacy and distribution of COVID-19 vaccines and the actions taken by governmental authorities and other entities to contain COVID-19 and/or mitigate its impact, almost all of which are beyond our control.

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

On March 11, 2021, Fuse Group and Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of common stock of the Company (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech engages in biology research and development business. The acquisition has not been completed yet and the Fuse Shares have not been issued as of this reporting date.

Results of operations for the six months ended March 31, 2021 and 2020

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

For the six months ended March 31, 2021, we provided four potential mine opportunities in Mexico to a client. For the six months ended March 31, 2021, the Company recorded revenue of $350,000 for the services provided. Our revenue for the six months ended March 31, 2020 was $450,000. Our cost of revenues for the six months ended March 31, 2021 and 2020 was $33,570 and $180,401, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $316,430 and $269,599 for the six months ended March 31, 2021 and 2020, respectively.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2021 and 2020 are outlined in the table below:

	2021	2020	Increase (Decrease)

General and administrative	$298,612	$263,960	$34,652
Consulting fees	46,262	36,748	9,514
Total operating expenses	$344,874	$300,708	$44,166

The increase in our operating expenses for the six months ended March 31, 2021, compared to the six months ended March 31, 2020, was mainly due to an increase in consulting fees of $9,514, and increased professional fee of $40,340 which was partly offset by decreased payroll expense by $7,430.

Non-operating expenses, net

Net non-operating expenses were $2,731 for the six months ended March 31, 2021, compared to $735 for the six months ended March 31, 2020.  For the six months ended March 31, 2021, non-operating expenses mainly consist of interest expense on EIDL of $2,012 and bank service charge of $719. For the six months ended March 31, 2020, non-operating expenses mainly consist of bank service charge of $535 and other expenses of $200.

Results of operations for the three months ended March 31, 2021 and 2020

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

For the three months ended March 31, 2021, we provided three potential mine opportunities in Mexico to a client. For the three months ended March 31, 2021, the Company recorded revenue of $250,000 for the services provided. Our revenue for the three months ended March 31, 2020 was $200,000. Our cost of revenues for the three months ended March 31, 2021 and 2020 was $23,535 and $48,063, respectively, mainly for the consulting expenses paid for mine expertise for due diligence, resulting in a gross profit of $226,465 and $151,937 for the three months ended March 31, 2021 and 2020, respectively.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2021 and 2020 are outlined in the table below:

	2021	2020	Increase (Decrease)

General and administrative	$162,527	$131,315	$31,212
Consulting fees	13,825	24,415	(10,590)
Total operating expenses	$176,352	$155,730	$20,622

The increase in our operating expenses for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was mainly due to an increase in professional expense by $39,320 which was partly offset by decreased payroll expense by $7,430 and decreased consulting fee by $10,590.

Non-operating expenses, net

Net non-operating expenses were $1,346 for the three months ended March 31, 2021, compared to $240 for the three months ended March 31, 2020.  For the three months ended March 31, 2021, non-operating expenses mainly consist of interest on EIDL loan of $1,011 and bank service charge of $335. For the three months ended March 31, 2020, non-operating expenses mainly consist of bank service charge of $240.

Liquidity and Capital Resources

The table below provides selected working capital information as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020

Total current assets	$172,319	$204,295
Total current liabilities	71,663	80,843
Working capital	$100,656	$123,452

Liquidity

During the six months ended March 31, 2021 and 2020, we had net loss of $33,575 and net loss of $35,844, respectively. During the three months ended March 31, 2021 and 2020, the Company reported net income of $46,367 and net loss of $6,433, respectively.  We received $49,600 from the PPP loan and $105,500 from the EIDL loan during the year ended September 30, 2020 for paying the Company’s payroll and other operating expenses during the COVID-19 pandemic.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the six months ended March 31, 2021 and 2020:

	2021	2020

Net cash used in operating activities	$(50,191)	$(60,345)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Net increase (decrease) in cash	$(50,191)	$(60,345)

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2021 and 2020 was $50,191 and $60,345, respectively.  The decrease in cash outflow during the six months ended March 31, 2021 was due to adjustment to reconcile net loss to net cash used in operating activities of amortization of prepaid insurance expense by $10,521.

Cash Flows from Investing Activities

During the six months ended March 31, 2021 and 2020, we did not have any investing activities.

Cash Flows from Financing Activities

During the six months ended March 31, 2021 and 2020, we did not have any financing activities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

2.  We did not implement appropriate information technology controls. As of March 31, 2021, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2021. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 11, 2021

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 11, 2021