Form 10-Q/A
period 2021-03-31
FUSE GROUP HOLDING INC.
filed 2021-10-26
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2021 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated September 24, 2021, Fuse Group Holding Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, originally filed with the SEC on May 11, 2021 (the “Original Form 10-Q”) for the following purpose: (1) to correct and restate the financial statements for an error in connection with our acquisition of Portafolio en Investigacion Ambiental S.A. de C.V. (“Portafolio”) in Mexico due to the fact that 14,285,715 shares of common stock of the Company (the “Shares”) remained in the custody of the Company, therefore we incorrectly recorded the transaction before any transfer and delivery of the Shares had occurred; (2) to clarify Portafolio owns the concession rights to five mineral locations in Mexico, which currently have no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore; and (3) to clarify E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products.

This Form 10-Q/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-Q, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-Q. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. The certifications are filed as Exhibits 31.3, 31.4, 32.3 and 32.4. Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by this amendment, which should be read in their historical context.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2021 (RESTATED)	SEPTEMBER 30, 2020

ASSETS

CURRENT ASSETS
Cash and equivalents	$144,279	$194,470
Prepaid expense	28,040	9,825

Total current assets	172,319	204,295

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	5,285	6,381
Right-of-use asset, net	15,917	29,117

Total non-current assets	1,021,202	1,035,498

TOTAL ASSETS	$1,193,521	$1,239,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$2,616	$4,499
Loans payable - current portion	51,363	50,298
Lease liability	17,684	26,046

Total current liabilities	71,663	80,843

NON-CURRENT LIABILITIES
Lease liability - noncurrent	-	4,465
Loans payable	106,742	105,794

Total non-current liabilities	106,742	110,259

TOTAL LIABILITIES	178,405	191,102

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding as of March 31, 2021 and September 30, 2020	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,999,379)	(5,965,804)

Total stockholders' equity	1,015,116	1,048,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,193,521	$1,239,793

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020	2021	2020

Revenue	$350,000	$450,000	$250,000	$200,000
Cost of revenue	33,570	180,401	23,535	48,063

Gross profit	316,430	269,599	226,465	151,937

Operating expenses
General and administrative	298,612	263,960	162,527	131,315
Consulting	46,262	36,748	13,825	24,415

Total operating expenses	344,874	300,708	176,352	155,730

Income (loss) from operations	(28,444)	(31,109)	50,113	(3,793)

Non-operating expenses
Interest expense	(2,012)	-	(1,011)	-
Other expense	(719)	(735)	(335)	(240)

Total non-operating expenses, net	(2,731)	(735)	(1,346)	(240)

Loss before income tax	(31,175)	(31,844)	48,767	(4,033)
Income tax	2,400	4,000	2,400	2,400

Net Income (loss)	$(33,575)	$(35,844)	$46,367	$(6,433)

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic net loss per share	$(0.00)	$(0.00)	$0.00	$(0.00)

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

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2021 (RESTATED) AND 2020

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	64,778	6,949,717	(6,045,746)	968,749

Net income	-	-	-	46,367	46,367

Balance at March 31, 2021 (Restated)	64,778,050	$64,778	$6,949,717	$(5,999,379)	$1,015,116

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	64,778	6,949,717	(5,943,804)	1,070,691

Net loss	-	-	-	(6,433)	(6,433)

Balance at March 31, 2020	64,778,050	$64,778	$6,949,717	$(5,950,237)	$1,064,258

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED) AND RESTATED

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

On  February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company issued 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio owned by these five sellers. The Company has issued the shares but has not delivered them to the sellers. Portafolio owns concessions rights to five mineral locations . These mines are not operating, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The transfer of shares of Portafolio to Processing are subject to the Mexican government approval, which has not happened yet.

On March 11, 2021, Fuse Group and Biotech (the “Buyer”) entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue to the Sellers 100,000,000 shares of common stock of the Company (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition has not been completed yet and the Fuse Shares have not been issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, and the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, the Buyer, the Sellers and E-Mo Biotech on March 11, 2021.

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

Note 5– Prepaid Expenses (Current and Non-current)

As of March 31, 2021, the Company had current prepaid Director & Officer insurance of $28,040.

At March 31, 2021 and September 30, 2020, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of  the concessions rights to five mineral locations located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase concessions rights from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase the concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The acquisition has not been completed yet as the Company is waiting for the completion of the transfer of the Mexican company’s shares from the sellers to the Processing, the remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-50-30-1.

Note 6 – Other Payables

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

Note 8 – Income Tax

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

Note 10 –  Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company would issue 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of March 31, 2021 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing.

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

Note 12 – Restatement

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). The Company has prepared stock certificates for 14,285,715 shares of  Fuse Shares but has not delivered them to the Sellers and such stock certificates for Fuse Shares were subsequently cancelled on October 20, 2021. The acquisition has not been completed yet as of March 31, 2021 as the Company was waiting for the completion of the transfer of the Mexican Shares from the sellers to the Processing, the $1,000,000 was incorrectly recorded as an asset for prepayment for acquisition of mining rights.  The Company has re-evaluated the Share Exchange Agreement with Portafolio and determined the transaction was recorded in error as the share exchange has not yet occurred.  After reconsideration, the Company determined that the Fuse Shares were incorrectly described as being issued, as they remained in the custody of the Company, so not delivered (i.e. provided as consideration) to the selling shareholders of  Portafolio.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at March 31, 2021:

	As Previously Reported	Restated	Net Adjustment
Prepayment for acquisition of mining rights	$1,000,000	$-	$(1,000,000)

Total assets	$2,193,521	$1,193,521	$(1,000,000)

Common stock	$79,064	$64,778	$(14,286)
Additional paid in capital	7,935,431	6,949,717	(985,714)
Total company stockholders’ equity	2,015,116	1,015,116	(1,000,000)
Total liabilities and stockholders’ equity	$2,193,521	$1,193,521	$(1,000,000)

Note 13 – Subsequent Events

On August 22, 2021, the Company entered into an Employment Agreement with Mr. Michael Viotto, the Company’s Chief Financial Officer, to serve in such position for a one-year term, effective August 22, 2021. Under the terms of the Agreement, Mr. Viotto will receive an annual salary of $50,000, and will be eligible for an annual cash bonus in the Board’s sole discretion.

On September 30, 2021, the Company and Fuse Biotech, Inc., a wholly owned subsidiary of the Company (the “Buyer”) entered into a Termination Agreement with E-Mo Biotech Holding Inc. (the “E-Mo Biotech”), Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021.  Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, the E-Mo Biotech, the Sellers and E-Mo on March 11, 2021.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase the concessions rights to five mineral locations located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase the concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to a Mexican company. On February 9, 2021, the Company, Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company that owns the concessions rights to five mineral locations.  The five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. As of this report date, the Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction.

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

On March 11, 2021, Fuse Group and Biotech (the “Buyer”) entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of common stock of the Company (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition has not been completed yet and the Fuse Shares have not been issued. On September 30, 2021, the Company and Fuse Biotech (a wholly owned subsidiary of the Company) entered into a Termination Agreement with E-Mo Biotech and the Sellers, , effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, the Buyer, the Sellers and E-Mo Biotech on March 11, 2021.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.3	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.4	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE GROUP HOLDING INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

October 26, 2021

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

October 26, 2021