Form 10-Q/A
period 2021-06-30
FUSE GROUP HOLDING INC.
filed 2021-10-26
CIK 1636051

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated September 24, 2021, Fuse Group Holding Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, originally filed with the SEC on August 16, 2021 (the “Original Form 10-Q”) for the following purpose: (1) to correct and restate the financial statements for an error in connection with our acquisition of Portafolio en Investigacion Ambiental S.A. de C.V. (“Portafolio”) in Mexico due to the fact that 14,285,715 shares of common stock of the Company (the “Shares”) remained in the custody of the Company, therefore we incorrectly recorded the transaction before any transfer and delivery of the Shares had occurred, and (2) to clarify E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and has no commercial sales of vaccines, treatments, or diagnostic products.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2021 (RESTATED)	SEPTEMBER 30, 2020

ASSETS

CURRENT ASSETS
Cash and equivalents	$126,866	$194,470
Prepaid expense	19,628	9,825

Total current assets	146,494	204,295

NON-CURRENT ASSETS
Prepaid expense	1,000,000	1,000,000
Property and equipment, net	4,737	6,381
Right-of-use asset, net	9,219	29,117

Total non-current assets	1,013,956	1,035,498

TOTAL ASSETS	$1,160,450	$1,239,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$4,643	$4,499
Loans payable - current portion	2,643	50,298
Lease liability	11,108	26,046

Total current liabilities	18,394	80,843

NON-CURRENT LIABILITIES
Lease liability - noncurrent	-	4,465
Loans payable	106,882	105,794

Total non-current liabilities	106,882	110,259

TOTAL LIABILITIES	125,276	191,102

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding as of June 30, 2021 and September 30, 2020	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(5,979,321)	(5,965,804)

Total stockholders' equity	1,035,174	1,048,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,160,450	$1,239,793

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Revenue	$500,000	$650,000	$150,000	$200,000
Cost of revenue	43,575	190,416	10,005	10,015

Gross profit	456,425	459,584	139,995	189,985

Operating expenses
General and administrative	452,319	399,492	153,707	135,532
Consulting	60,852	39,081	14,590	2,333

Total operating expenses	513,171	438,573	168,297	137,865

Income (loss) from operations	(56,746)	21,011	(28,302)	52,120

Non-operating income (expenses)
Interest expense	(3,033)	-	(1,021)	-
Financial expense	(1,000)	(655)	(281)	(120)
Forgiveness of PPP loan	49,600	-	49,600	-
Other income (expense)	62	(200)	62	-

Total non-operating income (expenses), net	45,629	(855)	48,360	(120)

Income (loss) before income tax	(11,117)	20,156	20,058	52,000
Income tax	2,400	4,000	-	-

Net income (loss)	$(13,517)	$16,156	$20,058	$52,000

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic income (loss) per share	$(0.00)	$0.00	$0.00	$0.00

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

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2021 (RESTATED) AND 2020

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	64,778	6,949,717	(6,045,746)	968,749

Net income	-	-	-	46,367	46,367

Balance at March 31, 2021	64,778,050	64,778	6,949,717	(5,999,379)	1,015,116

Net income	-	-	-	20,058	20,058

Balance at June 30, 2021	64,778,050	$64,778	$6,949,717	$(5,979,321)	$1,035,174

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 1, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(29,411)	(29,411)

Balance at December 31, 2019	64,778,050	64,778	6,949,717	(5,943,804)	1,070,691

Net loss	-	-	-	(6,433)	(6,433)

Balance at March 31, 2020	64,778,050	64,778	6,949,717	(5,950,237)	1,064,258

Net income	-	-	-	52,000	52,000

Balance at June 30, 2020	64,778,050	$64,778	$6,949,717	$(5,898,237)	$1,116,258

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED) AND RESTATED

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

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company issued 14,285,715 shares of Company‘s common stock for all the shares of Portafolio they owned. The Company issued the shares but did not deliver them to the sellers. Portafolio owns concessions rights to five mineral locations in Mexico. The five mines have not been explored and have no operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The transfer of shares of Portafolio to Processing are subject to Mexican government approval, which has not happened yet.

On March 11, 2021, Fuse Group and Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the seller 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition has not been completed yet and the Fuse Shares have not been issued.  On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

Note 5 – Prepaid Expenses (Current and Non-current)

As of June 30, 2021 and September 30, 2020, the Company had current prepaid Director & Officer insurance of $19,628 and $9,825, respectively.

At June 30, 2021 and September 30, 2020, the Company had noncurrent prepaid expense of $1,000,000.  On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of concessions rights to five mineral locations located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The acquisition has not been completed yet as the Company is waiting for the completion of the transfer of shares of the Mexican company from the sellers to the Processing, the remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-50-30-1.

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

Note 8 – Income Tax

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

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at June 30, 2021:

	As Previously Reported	Restated	Net Adjustment
Prepayment for acquisition of mining rights	$1,000,000	$-	$(1,000,000)

Total assets	$2,160,450	$1,160,450	$(1,000,000)

Common stock	$79,064	$64,778	$(14,286)
Additional paid-in capital	7,935,431	6,949,717	(985,714)
Total company stockholders’ equity	$2,035,174	$1,035,174	(1,000,000)
Total liabilities and stockholders’ equity	$2,160,450	$1,160,450	$(1,000,000)

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

On September 30, 2021, the Company and Fuse Biotech, Inc., a wholly owned subsidiary of the Company (the “Buyer”) entered into a Termination Agreement with E-Mo Biotech Holding Inc. (“E-Mo Biotech”), Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021.  Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, the Buyer, the Sellers and E-Mo Biotech  on March 11, 2021.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term.  On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase concessions rights to five mineral locations located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the mines from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon  the approval from the Mexican government allowing the transfer of all mining concession to a Mexican company. On February 9, 2021, the Company, Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company that owns concessions rights to five mineral locations  .  The five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction.

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

On March 11, 2021, Fuse Group and Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition has not been completed yet and the Fuse Shares have not been issued. On September 30, 2021, the Company and Fuse Biotech (a wholly owned subsidiary of the Company) entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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