Form 10-K
period 2021-09-30
FUSE GROUP HOLDING INC.
filed 2022-02-11
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $154,541,286 (based on 51,513,762 shares of common stock outstanding held by non-affiliates on such date at $3.00 per share).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 64,778,050 shares as of February 9, 2022.

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2021

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term. On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase concessions rights to five mineral locations located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions rights to mines from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay a purchase price of $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to a Mexican company. On February 9, 2021, the Company and Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers, in lieu of $1,000,000 in cash, an aggregate of 14,285,715 shares of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company that owns concessions rights to five mineral locations.  The five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction which is subject to the Mexican government approval and has not happened yet.

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

On March 11, 2021, Fuse Group and Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed yet and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19.

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

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our shares of common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Decreased disclosures in our SEC filings due to our status as an  “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We lack an operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on December 24, 2013, and as of September 30, 2021, we had accumulated a deficit of $6,989,725. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

We are a smaller reporting company with limited resources. Currently, we do not have an audit committee and has not implemented appropriate information technology controls and is lack of sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements as we have given priority in the use of the limited resources to the development of our business. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

As of February 9, 2022, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 21,046,862 shares, or 32.49%, of our then outstanding common stock. Landbond’s beneficial ownership of 32.49% of our issued and outstanding common stock give it the ability to control the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported and has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US.

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

ITEM 2 – PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $2,200 pursuant to a lease with a term from December 31, 2018 to November 30, 2021. The lease expired on November 30, 2021; the Company is currently on month-by-month term.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2016, our common stock was approved for trading on OTCQB under the trading symbol FSNT. Prior to that time, there was no public market for our stock. On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the years ended September 30, 2021 and 2020.

2021	High	Low
First quarter	$0.12	$0.07
Second quarter	$12.00	$0.07
Third quarter	$3.00	$1.02
Fourth quarter	$5.00	$1.50

2020	High	Low
First quarter	$0.25	$0.09
Second quarter	$0.20	$0.09
Third quarter	$0.11	$0.09
Fourth quarter	$0.11	$0.09

Holders.

As of February 9, 2022, there were 79 record holders of 64,778,050 shares of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently explores opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. ("Fuse Biotech”). Fuse Biotech originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term. On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advise on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase concessions rights to five mineral locations located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions rights to mines from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay a purchase price of $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to a Mexican company. On February 9, 2021, the Company and Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers, in lieu of $1,000,000 in cash, an aggregate of 14,285,715 shares of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company that owns concessions rights to five mineral locations. The five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction, which is subject to the Mexican government approval and has not happened yet.

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

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed yet and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

Results of operations for the years ended September 30, 2021 and 2020

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

For the year ended September 30, 2021, we provided seven potential mine opportunities in Mexico to 3 clients. For the year ended September 30, 2021, the Company recorded revenue of $700,000 for the services provided. Our revenue for the year ended September 30, 2020 was $750,000. Our cost of revenues for the years ended September 30, 2021 and 2020 was $81,081 and $201,483, respectively, mainly for the management’s travel expenses to visit these mines and consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $618,919 and $548,517 for the years ended September 30, 2021 and 2020, respectively.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2021 and 2020 are in the table below:

	2021	2020	Increase

General and administrative	$605,566	$523,113	$1,082,453
Allowance for non-current prepaid expenses	1,000,000	-	1,000,000
Consulting fees	79,128	70,716	8,412
Total operating expenses	$1,684,694	$593,829	$1,090,865

The increase in our operating expenses for the year ended September 30, 2021, compared to the year ended September 30, 2020, was mainly due to an allowance of $1,000,000 for the prepaid consulting/finder’s fee for acquisition of the concessions rights to the five mines in Mexico as there is no expected closing date because at this time the Company cannot reasonably estimate when the shareholders of Portafolio would be able to complete the transfer of their equity interest in Portafolio to the Processing which is subject to approval from the local Mexican government to complete the transaction.; and increased consulting fees of $8,412, increased legal fee by $55,410, increased insurance expense by $12,580, increased meal and entertainment expense by $6,490 and increased employee remuneration expense by $4,000.

Non-operating income (expenses), net

Net non-operating income was $44,254 for the year ended September 30, 2021, compared to non-operating expense of $2,099 for the year ended September 30, 2020. For the year ended September 30, 2021, non-operating income mainly consist of PPP Loan forgiveness of $49,600 which was partly offset by interest expense on EIDL of $4,053 and bank service charge of $1,354. For the year ended September 30, 2020, non-operating expenses mainly consist of interest expense of $992, bank service charge of $907 and other expenses of $200.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020

Total current assets	$158,385	$204,295
Total current liabilities	33,924	80,843
Working capital	$124,461	$123,452

Liquidity

During the years ended September 30, 2021 and 2020, we had net loss of $1,023,921 and $51,411, respectively. We received $49,600 from the PPP loan and $105,500 from the EIDL loan during the year ended September 30, 2020 for paying the Company’s payroll and other operating expenses during the COVID-19 pandemic. The $49,600 PPP loan was forgiven in June 2021.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the years ended September 30, 2021 and 2020:

	2021	2020

Net cash used in operating activities	$(58,442)	$(62,835)
Net cash (used in) provided by financing activities	(525)	155,100
Net increase (decrease) in cash	$(58,967)	$92,265

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2021 and 2020 was $58,442 and $62,835, respectively. The decrease in cash outflow during the year ended September 30, 2021 was due to increased cash inflow from accrued interest on EIDL loan by $2,041 , increased cash inflow from other payables by $28,474, decreased net loss by $27,490 after noncash adjustment of $1 million for allowance for non-current prepaid asset, but partly offset with increased cash outflow from payment of lease liability by $780, increased cash outflow from prepaid expense by $3,233, and noncash adjustment of forgiveness of PPP loan by $49,600.

Cash Flows from Investing Activities

During the years ended September 30, 2021 and 2020, we did not have any investing activities.

Cash Flows from Financing Activities

During the year ended September 30, 2021, we had net cash used in financing activities of $525; during the year ended September 30, 2020, we had net cash provided by financing activities of $155,100. For the year ended September 30,2021, the cash used in financing activities consisted of repayment of principal of SBA loan of $525. For the year ended September 30, 2020, the cash provided by financing activities consisted of proceeds from SBA loans of $155,100.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On January 6, 2022, the Board of Directors of the Company approved the dismissal of Prager Metis CPAs, LLP ("Prager Metis") as the Company’s independent registered public accounting firm, effective immediately.

Prager Metis’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended September 30, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended September 30, 2020 and 2019 contained an uncertainty about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2020 and 2019, and in the subsequent interim period through January 5, 2022, there were (i) no disagreements between the Company and Prager Metis on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager Metis, would have caused Prager Metis to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

During the fiscal years ended September 30, 2020 and 2019, and through the interim period ended January 5, 2022, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended June 30, 2021, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

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

These material weaknesses have not been remediated as of the date of dismissal of Prager Metis.

On January 6, 2022, the Company’s Board of Directors approved the engagement of Paris, Kreit & Chiu CPA LLP (“Paris Kreit”), as the Company’s independent registered public accounting firm, effective as of January 6, 2022.  The Board of Directors also approved Paris Kreit to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2021.

During the Company’s two most recent fiscal years and through January 5, 2022, neither the Company nor anyone on its behalf consulted Paris Kreit regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by Paris Kreit that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of the end of the 2021 fiscal year. This evaluation was conducted with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”).

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

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2021. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

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

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2021, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2. We did not implement appropriate information technology controls. As of September 30, 2021, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3. We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of February 9, 2022 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	65	Director, Chief Executive Officer
Michael Viotto (2)	70	Director, Chief Financial Officer

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017.
(2)	Mr. Viotto has served as a director and the Company’s CFO since August 16, 2017.

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

Michael Viotto

Mr. Viotto has served as an independent director to the board of directors for Sentage Holdings Inc. (NASDAQ: SNTG) since July 09, 2021 and he also serves as Chairman to the Compensation Committee and Member to Nominating and Audit Committees of the Board of Directors of Sentage Holdings Inc. Mr. Viotto has served as an independent director, chairman of compensation committee and a member of audit committee and corporate governance and nominating committee of the board of directors of China Eco-Materials Group Co. Limited since January 20, 2020. Mr. Viotto served as an Independent Director and Chairman of the Compensation Committee and member of Nomination and Audit Committees of the Board of Dunxin Financial Holding LTD. (NYSE AMERICAN: DXF) from December 2017 to April 2021. Mr. Viotto served as Non-Executive Independent Director, Chairman of the Nomination and Remuneration Committee and Member of the Audit Committee of Future World Financial Holdings, Inc. (Hong Kong Stock Exchange: 0572) from September 2016 to January 2017. Mr. Viotto has served as President of MJV Consulting since October 2014. From May 2013 to January 2017, Mr. Viotto served as a member of the Board of Directors to Nova Lifestyle, Inc. (NASDAQ: NVFY) and as Chairman of its Nominating and Corporate Governance Committee, and as a member of the Compensation and Audit Committees. From May 2009 to September 2014, Mr. Viotto was the President of MJV Financial Inc. and was appointed as exclusive agent for Coface North America, an internationally recognized leader in the Trade Finance Industry. Mr. Viotto received his Bachelor of Science Degree in Business Administration from California Polytechnic University in Pomona, California in March 1985. The Board has selected Mr. Viotto to serve as a qualified member to the Board due to his extensive experience in the finance industry, including business development and risk assessment and management.

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

Employment Agreements

We currently have an employment agreement with Michael Viotto, our CFO. Pursuant to the terms of his employment agreement, dated August 22, 2021, Mr. Viotto receives annual compensation of $50,000, and the agreement has a term of one year from August 22, 2021. Mr. Viotto’s employment agreement includes typical clauses relating to noncompetition, nonsolicitation and indemnification of Mr. Viotto in connection with his service as the Company’s CFO.

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2021 and 2020:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2021	88,000	-	-	-	-	-	-	88,000
	2020	88,000	-	-	-	-	-	-	88,000
									-
Michael Viotto (2)	2021	50,000	-	-	-	-	-	-	50,000
	2020	50,000	-	-	-	-	-	-	50,000

(1)	Mr. Patel was appointed as CEO and a director on February 15, 2017.

(2)	Mr. Viotto was appointed as CFO and a director on August 16, 2017.

Outstanding Equity Awards at September 30, 2021

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2021.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2021 and 2020.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of February 9, 2022 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 64,778,050 shares of our Common Stock outstanding as of February 9, 2022.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of February 9, 2022 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of February 9, 2022 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	21,046,862	32.49%
E Zhao	6,542,683	10.1%
Chau-Ho Chen	6,542,683	10.1%
Cuixia Sun	6,592,684	10.2%
Umesh Patel, CEO and director(2)	3,162,511	4.88%
Michael Viotto, CFO and director	790,627	1.22%
All current directors and executive officers as a group (2 persons)	3,953,138	6.10%

(1) Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

(2) Including 162,511 shares directly owned by Umesh Patel and 3,000,000 shares owned by Umesh Patel and Trupit Patel Family Trust.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the fiscal year of 2021, we did not enter into any transactions with our directors, officers, persons who own more than five percent of our common stock and any other related parties, or with their relatives and entities they control.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our directors, Umesh Patel and Michael Viotto, serve as our CEO and CFO, respectively. As a result, we do not have independent directors on our BOD.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2021 and 2020. All of the services described in the following fee table were approved in conformity with the BOD’s pre-approval process.

	2021	2020
Audit Fees	$42,000	$55,500
Tax Fees	-	-
All Other Fees	32,250	-
Total	$74,250	$55,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Prager Metis.

On January 6, 2022, the Company’s Board of Directors approved the engagement of Paris, Kreit & Chiu CPA LLP, as the Company’s independent registered public accounting firm, effective as of January 6, 2022 and for the fiscal year ended September 30, 2021. No audit fee related to Paris, Kreit & Chiu CPA LLP was billed or billable as of December 31, 2021.

All Other Fees

The amounts set forth opposite “All Other Fees” above reflect the fees paid for the audit of E-Mo Biotech when the Company was planning to acquire E-Mo Biotech.

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

10.6†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 20, 2018, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 22, 2018.
10.7†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 21, 2019, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2019.
10.8†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated September 1, 2020, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2020.
10.9	Share Exchange Agreement by and among the Company, Fuse Processing, Inc., Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck dated on February 9, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2021, amended on September 28, 2021.
10.10	Share Exchange Agreement by and among the Company, Fuse Biotech, Inc. E-Mo Biotech Holding Inc., Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd dated on March 11, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2021, amended on October 1, 2021.
10.11	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 22, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2021.
10.12	Termination Agreement by and among the Company, Fuse Biotech, Inc. E-Mo Biotech Holding Inc., Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd dated on September 30, 2021. incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2021.
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

† Management agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuse Group Holding, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Group Holding, Inc. and its subsidiaries (the “Company”) as of September 30, 2021, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2021, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Revenue Recognition – Contracts with Customers

As discussed in Note 2 to the consolidated financial statements, for the Company’s mine information service, revenue is recognized when the mine information shared with the customer.

However, the Company has only oral contracts with its customers which, though acceptable under FASB ASC 606, Revenue from Contracts with Customers, requires us to modify our audit procedures to gain assurance as to the existence of the transactions, identify the agreed terms with the customers, and validate that the revenue should be recognized at a point of time.

How We Addressed the Matter in Our Audit

We held discussions with management to understand the process followed by the Company for contracting with the customers, determining the performance obligation, ascertaining the transaction value, sharing of the deliverables and the associated invoicing and revenue recognition. We also gained an understanding of the process for subsequent collection of these invoices.

We obtained the listing of customers and sent out confirmation letters to all the customers and confirmed the following:

a)         Amount billed by the Company during the year ended September 30, 2021.

b)         Terms of the arrangement, including the performance obligation agreed orally between the customer and the Company.

c)         Whether any services promised by the Company remain unfulfilled as of September 30, 2021.

We obtained the final deliverables shared with the customers which included due diligence on the potential mine seller and the mine, such as ownership of the mine and the geographic location of these mines.

We evaluated the appropriateness of management's recognition of revenue at a point in time.

We agreed the amount of revenue realized to the related deposits made in the bank statements.

Description of the Matter

Allowance for non-current prepaid expenses

As discussed in Note 5 to the consolidated financial statements, the company entered into a Consulting and Strategist Agreement for a six-month term on January 4, 2017 which was extended until January 3, 2018 and then to July 3, 2018 at no additional cost, for the consulting services including market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. The company paid the consulting firm a finder’s fee of $1,000,000, which would have been refunded if the company had not made an investment in and/or entered into a business relationship in Mexico within 30 days of the termination of the agreement.

The consulting company found acquisition target and the company entered into a Memorandum of Understanding (“MOU”) in June 2018 for the exclusive right to purchase the concession rights to the five mines located in Mexico from the seller.

As the acquisition of the concessions on the five mines would be an asset acquisition and not a business combination, the $1,000,000 finder’s fee paid to the consultant would have been considered part of the acquisition cost of the concession rights of these mines in accordance with FASB ASC 805-50-30-1, and thus had been carried on the balance sheet as a prepaid cost pending completion of the acquisition. In January 2021, the Company received three certificates of transfer from the seller. The Company would acquire all the equity interest of the Mexican company if it receives certificates of the transfer for all five mines. Given the passage of time and the decreasing likelihood that the asset acquisition will receive approval from the Mexican Government in the foreseeable future, the company recorded a full allowance against the prepaid asset as of September 30, 2021.

Auditing management’s estimation of whether a valuation allowance should be recorded involves significant judgment and is based on interpretations of US GAAP.

How We Addressed the Matter in Our Audit

We performed inquiries with management and obtained a memo from the management to understand the background of the transaction, the current status of the acquisition of the Mexican entity and the rationale of the management to account for the allowance for non-current prepaid expense.

We understood the rationale of the Company in creating the asset in accordance with FASB ASC 805-50-30-1. We validated the existence of the five mines mentioned in the MOU and the subsequent Share exchange agreement dated February 9, 2021, through external websites and mine reports received by the Company.

We inspected the agreement with the consultant regarding the consulting fee and the conditions under which it will be refundable. We further inspected the Share exchange agreement between the Company and the sellers.

We further assessed the progress made on obtaining the approval from the Mexican government and noted no changes over the last 12 months by inspecting the correspondences if any.

We have served as the Company’s auditor since 2022.

/s/Paris, Kreit & Chiu CPA LLP

New York, NY

February 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fuse Group Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fuse Group Holding Inc. and Subsidiaries (the Company) as of September 30, 2020, and the related statement of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2019.

El Segundo, California

December 16, 2020

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020

ASSETS

CURRENT ASSETS
Cash and equivalents	$135,503	$194,470
Prepaid expenses	22,882	9,825

Total current assets	158,385	204,295

NON-CURRENT ASSETS
Prepaid expense, net of allowance	-	1,000,000
Property and equipment, net	4,190	6,381
Right-of-use asset, net	2,456	29,117

Total non-current assets	6,646	1,035,498

TOTAL ASSETS	$165,031	$1,239,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$26,796	$4,499
Loans payable	2,663	50,298
Lease liability	4,465	26,046

Total current liabilities	33,924	80,843

NON-CURRENT LIABILITIES
Lease liability	-	4,465
Loans payable	106,337	105,794

Total non-current liabilities	106,337	110,259

TOTAL LIABILITIES	140,261	191,102

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(6,989,725)	(5,965,804)

Total stockholders' equity	24,770	1,048,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,031	$1,239,793

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2021	2020

Revenue	$700,000	$750,000
Cost of revenue	81,081	201,483

Gross profit	618,919	548,517

Operating expenses
General and administrative	605,566	523,113
Allowance for non-current prepaid expense	1,000,000	-
Consulting	79,128	70,716

Total operating expenses	1,684,694	593,829

Loss from operations	(1,065,775)	(45,312)

Non-operating income (expenses)
Interest expense	(4,053)	(992)
Forgiveness of PPP loan	49,600	-
Other expenses	(1,293)	(1,107)

Total non-operating income (expenses), net	44,254	(2,099)

Loss before income tax	(1,021,521)	(47,411)
Income tax	2,400	4,000

Net loss	$(1,023,921)	$(51,411)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 1, 2019	64,778,050	$64,778	$6,949,717	$(5,914,393)	$1,100,102

Net loss	-	-	-	(51,411)	(51,411)

Balance at September 30, 2020	64,778,050	64,778	6,949,717	(5,965,804)	1,048,691

Net loss	-	-	-	(1,023,921)	(1,023,921)

Balance at September 30, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,921)	$(51,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,191	2,191
Allowance of non-current prepaid expense	1,000,000	-
Amortization of right of use asset	26,661	25,658
Interest on lease liability	748	1,751
Forgiveness of PPP loan	(49,600)	-
Changes in assets and liabilities:
Prepaid expense	(13,058)	(9,825)
Other payables	22,299	(6,176)
Accrued interest on SBA loan	3,033	992
Payment of lease liability	(26,795)	(26,015)

Net cash used in operating activities	(58,442)	(62,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of EIDL loans	(525)	-
Proceeds from PPP Loan	-	49,600
Proceeds from EIDL Loan	-	105,500

Net cash (used in) provided by financing activities	(525)	155,100

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(58,967)	92,265

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	194,470	102,205

CASH AND EQUIVALENTS, END OF PERIOD	$135,503	$194,470

Supplemental cash flow data:
Income tax paid	$2,400	$4,000
Interest paid	$1,022	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech seeks business opportunities in the biotech area.

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

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company agreed to issue 14,285,715 shares of Company‘s common stock for all the shares of Portafolio they owned. Portafolio owns concessions rights to five mineral locations in Mexico. The five mines have not been explored and have no operations, no facilities or equipment, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than five concessions to explore. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The transfer of shares of Portafolio to Processing are subject to Mexican government approval, which has not happened yet.

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the seller 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $135,503 and $194,470 in cash at September 30, 2021 and 2020, respectively.

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

Fair Value Measurements and Disclosures

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

As of September, 30, 2021 and 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at September 30, 2021 and 2020.

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

Revenue Recognition

The Company follows FASB Accounting Standards Codification (“ASC 606”), Revenue from Contracts with Customers.

The core principle underlying ASC 606 is that the Company recognizes revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer, in an amount that reflects the consideration it expects to receive for those goods.

The Company recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of September 30, 2021, the Company had no unrecognized tax benefits and there was no charges during the year ended September 30, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2021. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Under Topic 842, the Company determines if an arrangement contains a lease at the inception of a contract. At the commencement of each lease, management determines its classification as an operating or finance lease. For leases that qualify as operating leases, ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

The Company leases premises for office under non-cancellable operating lease. Operating lease payments are expensed over the term of lease. The Company’s lease does not include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2021 and 2020.

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

Reclassification

Certain prior period’s accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no effect on the reported results of operations.

Note 3 – Going Concern

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had an accumulated deficit of $6,989,725 at September 30, 2021, the Company had net loss of $1,023,921 for the year ended September 30, 2021. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2021 and September 30, 2020 consisted of the following:

	September 30, 2021	September 30, 2020

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,759)	(1,389)
Computer equipment, net	93	463

Office furniture	12,746	12,746
Less accumulated depreciation	(8,649)	(6,828)
Office furniture, net	4,097	5,918
Total property and equipment, net	$4,190	$6,381

Depreciation for the years ended September 30, 2021 and 2020 was $2,191 and $2,191, respectively.

Note 5 – Prepaid Expenses (Current and Non-current)

As of September 30, 2021, the Company had current prepaid Director & Officer insurance and OTC listing fee of $22,882. As of September 30, 2020, the Company had current prepaid Director & Officer insurance of $9,825.

At September 30, 2021 and 2020, the Company had noncurrent prepaid expense of $0 and $1,000,000. On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term. On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of concessions rights to five mineral locations located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay a purchase price of  $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The acquisition has not been completed yet as the Company is waiting for the completion of the transfer of shares of the Mexican company from the sellers to the Processing. The remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, would be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-50-30-1. However, as of September 30, 2021, there is no expected closing date because at this time the Company cannot reasonably estimate when the shareholders of Portafolio would be able to complete the transfer of their equity interest in Portafolio to the Processing which is subject to the approval from the local Mexican government to complete the transaction. Accordingly, the Company has recorded an allowance for such non-current prepaid expenses of $1,000,000.

Note 6 – Other Payables

As of September 30, 2021 and 2020, the Company had other payables of $26,796 and $4,499, respectively. As of September 30, 2021, other payables mainly consisted of salary payable of $1,720, audit fee of $9,000 and legal fee of $16,076. As of September 30, 2020, other payable mainly consists of salary payable of $1,722 and payroll tax payable of $2,777.

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

On June 24, 2020, Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the loan approval date. For the years ended September 30, 2021 and 2020, the Company record $4,053 and $992 interest expense for EIDL loan. For the years ended September 30, 2021 and 2020, the Company made $1,545 (including principal and interest) and $0 repayment of the EIDL loan, respectively.

As of September 30, 2021, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending	Amount
09/30/2022	$2,663
09/30/2023	2,230
09/30/2024	2,316
09/30/2025	2,404
09/30/2026	2,496
Thereafter	96,891	*
Total	$109,000

*Includes accrued interest amounting to $4,025.

Note 8 – Income Tax

At September 30, 2021 and 2020, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.38 million and $4.36 million at September 30, 2021 and 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.50 million as of September 30, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,224,009	$1,218,780
Allowance for non-current prepaid expenses	279,836	-
Lease expense under ASU 842	562	390
Less valuation allowance	(1,504,407)	(1,219,170)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2021 and 2020 is as follows:

	2021	2020

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.01%	0.33%
Permanent difference	0.12%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.97)%	(6.48)%
Change in valuation allowance on net operating loss carry-forwards	28.07%	35.59%
Effective income tax rate	0.23%	8.44%

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

For the years ended September 30, 2021 and 2020, the Company recorded revenue of $700,000 and $750,000 for the services provided, respectively.

For the year ended September 30, 2021, the Company had three customers which accounted for 43%, 43% and 14% of the Company’s revenue. For the year ended September 30, 2020, the Company had one customer which accounted for 87% of the Company’s revenue.

Note 10 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of September 30, 2021 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 11 – Commitments

Lease Commitment

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year. The lease expired on November 30, 2021; the Company is currently on month-by-month term.

The Company recorded rental cost of $27,409 and $27,409 for the years ended September 30, 2021 and 2020, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	Years Ended September 30,
	2021	2020
Operating Lease costs	$27,409	$27,409
Weighted Average Remaining Lease Term	0.25	1.25
Weighted Average Discount Rate	4%	4%

The following is a schedule of maturities of lease liabilities as of September 30, 2021:

For the 12 months ended	Operating Leases
September 30, 2022	$4,488
Less: imputed interest	(23)
Present value of lease liabilities	$4,465

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the years ended September 30, 2021 and 2020, the Company spent $0 on this mine. The Company expects to spend an additional $1.56 million on this project as of September 30, 2021. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner is currently in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the COVID-19 pandemic. Negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Employment Agreement

On August 22, 2021, the Company entered into an Employment Agreement with Mr. Michael Viotto, the Company’s Chief Financial Officer, to serve in such position for a one-year term, effective August 22, 2021. Under the terms of the Agreement, Mr. Viotto will receive an annual salary of $50,000, and will be eligible for an annual cash bonus in the Board’s sole discretion.

Note 12 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its CFS, apart from those mentioned below:

Stock certificates for 14,285,715 shares were  prepared for the closing of Share Exchange Agreement ("Agreement") which was entered into by the Company and Processing with five individuals ("Sellers”) who own Portafolio on February 9, 2021. The stock certificates were prepared by the Company, but not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuse Group Holding Inc.

	By:	/s/ Umesh Patel
Umesh Patel
Date: February 11, 2022		Chief Executive Officer
(principal executive officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	February 11, 2022
Chief Executive Officer and Director (principal executive officer)

/s/ Michael Viotto
Michael Viotto	February 11, 2022
Chief Financial Officer and Director
(principal financial officer and accounting officer)