Form 10-Q
period 2021-12-31
FUSE GROUP HOLDING INC.
filed 2022-02-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2022 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

(UNAUDITED)

	DECEMBER 31, 2021	SEPTEMBER 30, 2021

ASSETS

CURRENT ASSETS
Cash and equivalents	$80,995	$135,503
Accounts receivable	50,000	-
Prepaid expenses	10,971	22,882

Total current assets	141,966	158,385

NON-CURRENT ASSETS
Prepaid expense, net of allowance	-	-
Property and equipment, net	3,642	4,190
Right-of-use asset, net	-	2,456

Total non-current assets	3,642	6,646

TOTAL ASSETS	$145,608	$165,031

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$6,463	$26,796
Loans payable	2,684	2,663
Lease liability	-	4,465

Total current liabilities	9,147	33,924

NON-CURRENT LIABILITIES
Loans payable	105,787	106,337

Total non-current liabilities	105,787	106,337

TOTAL LIABILITIES	114,934	140,261

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(6,983,821)	(6,989,725)

Total stockholders' equity	30,674	24,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,608	$165,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2021	2020

Revenue	$200,000	$100,000
Cost of revenue	10,015	10,035

Gross profit	189,985	89,965

Operating expenses
General and administrative	161,438	136,085
Consulting	18,384	32,437

Total operating expenses	179,822	168,522

Income (loss) from operations	10,163	(78,557)

Non-operating expenses
Interest expense	(1,015)	(1,001)
Other expense	(844)	(384)

Total non-operating expenses, net	(1,859)	(1,385)

Income (loss) before income tax	8,304	(79,942)
Income tax	2,400	-

Net income (loss)	$5,904	$(79,942)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic earnings (loss) per share	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,904	$(79,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	548	548
Amortization of right of use asset	2,456	6,568
Interest on lease liability	22	284
Changes in assets and liabilities:
Prepaid expenses	11,912	7,368
Accounts receivable	(50,000)	-
Other payables	(20,332)	4,782
Accrued interest on SBA loan	-	1,003
Payment of lease liability	(4,488)	(6,535)

Net cash used in operating activities	(53,978)	(65,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to EIDL loan	(530)	-

Net cash used in financing activities	(530)	-

NET DECREASE IN CASH AND EQUIVALENTS	(54,508)	(65,924)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	135,503	194,470

CASH AND EQUIVALENTS, END OF PERIOD	$80,995	$128,546

Supplemental cash flow data:
Income tax paid	$2,400	$-
Interest paid	$1,015	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net income	-	-	-	5,904	5,904

Balance at December 31, 2021	64,778,050	$64,778	$6,949,717	$(6,983,821)	$30,674

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	$64,778	$6,949,717	$(6,045,746)	$968,749

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops business opportunities in the mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing.

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

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement (“Agreement”) with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company agreed to issue 14,285,715 shares of Company‘s common stock for all the shares of Portafolio they owned. Portafolio owns concessions rights to five mineral locations in Mexico. The five mines have not been explored and have no operations, no facilities or equipment, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than five concessions to explore. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The transfer of shares of Portafolio to Processing are subject to Mexican government approval, which has not happened yet.

Stock certificates for 14,285,715 shares were prepared for the closing of Agreement which was entered into by the Company and Processing with five individuals ("Sellers”) who own Portafolio on February 9, 2021. The stock certificates were prepared by the Company, but not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

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

Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, previously filed with the SEC on February 11, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2021, its consolidated results of operations and cash flows for the three months ended December 31, 2021 and 2020, as applicable, were made.

Basis of Consolidation

The CFS include the accounts of Fuse Group and its subsidiaries, Processing, Trading and Biotech. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $80,995 and $135,503 in cash at December 31, 2021 and September 30, 2021, respectively.

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

As of December 31, 2021 and September, 30, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $50,000 and $0 accounts receivable balance outstanding as at December 31, 2021 and September 30, 2021, respectively.

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

Revenue Recognition

The Company follows FASB Accounting Standards Update (“ASC 606”), Revenue from Contracts with Customers.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of December 31, 2021, the Company had no unrecognized tax benefits and there were no charges during the three months ended December 31, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of December 31, 2021. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Leases

The Company determines if an arrangement contains a lease at the inception of a contract under ASC Topic 842. At the commencement of each lease, management determines its classification as an operating or finance lease. For leases that qualify as operating leases, Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

The Company leases premises for office under non-cancellable operating lease. Operating lease payments are expensed over the term of lease. The Company’s current lease does not include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Upon expiration of the lease agreement, the Company continues the lease premises for office as a short-term lease effective December 1, 2021 and records the lease expense on month by month term basis in line with the lease payments. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option. Hence, the Company does not recognize any operating lease ROU assets and operating lease liabilities for short-term leases.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2021 and September 30, 2021.

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

As reflected in the accompanying CFS, the Company had an accumulated deficit of $6,983,821 at December 31, 2021, the Company had cash outflow from operating activities of $53,978 for the three months ended December 31, 2021. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31, 2021	September 30, 2021

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,759)
Computer equipment, net	0	93

Office furniture	12,746	12,746
Less accumulated depreciation	(9,104)	(8,649)
Office furniture, net	3,642	4,097
Total property and equipment, net	$3,642	$4,190

Depreciation for the three months ended December 31, 2021 and 2020 was $548 and $548, respectively.

Note 5 – Prepaid Expenses (Current and Non-current)

As of December 31, 2021, the Company had current prepaid Director & Officer insurance and OTC listing fee of $10,971. As of September 30, 2021, the Company had current prepaid Director & Officer insurance and OTC listing fee of $22,882.

At December 31, 2021 and September 30, 2021, the Company had noncurrent prepaid expense of $0. On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term. On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of concessions rights to five mineral locations located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The acquisition has not been completed yet as the Company is waiting for the completion of the transfer of shares of the Mexican company from the sellers to the Processing. The remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, will be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-50-30-1. However, as of September 30, 2021, there is no expected closing date because at this time the Company cannot reasonably estimate when the shareholders of Portafolio would be able to complete the transfer of their equity interest in Portafolio to the Processing which is subject to the approval from the local Mexican government to complete the transaction. Accordingly, the Company has an allowance for such non-current prepaid expenses of $1,000,000 as of September 30, 2021 and December 31, 2021.

Note 6 – Other Payables

As of December 31, 2021 and September 30, 2021, the Company had other payables of $6,463 and $26,796, respectively. As of December 31, 2021, other payables mainly consisted of salary payable of $6,295 and payroll tax payable of $168. As of September 30, 2021, other payables mainly consisted of salary payable of $1,720, professional of $9,000 and legal fee of $16,076.

Note 7 – Loans Payable

On May 14, 2020, Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from U.S. Small Business Administration (“the SBA”). The loan was to be forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, had annual interest of 1%. Loan repayments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Just recently, the U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter. Fuse Processing PPP loan forgiveness was approved in June 2021, the Company recorded $49,600 PPP loan forgiveness as other income.

On June 24, 2020, Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the three months ended December 31, 2021 and 2020, the Company recorded $1,015 and $1,001, respectively, as interest expense for the EIDL loan. For the three months ended December 31, 2021 and 2020, the Company made repayment of principal of $530 and $0 for the EIDL loan, respectively.

As of December 31, 2021, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending	Amount
12/31/2022	$2,684
12/31/2023	2,251
12/31/2024	2,337
12/31/2025	2,426
12/31/2026	2,519
Thereafter	96,254	*
Total	$108,471

*Includes accrued interest amounting to $4,025.

Note 8 – Income Tax

At December 31, 2021 and September 30, 2021, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.35 million and $4.38 million at December 31, 2021 and September 30, 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying CFS because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.22 million as of December 31, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2021 and September 30, 2021 are as follows:

	December 31, 2021	September 30, 2021
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,221,832	$1,224,009
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	-	562
Less valuation allowance	(1,501,668)	(1,504,407)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
Federal income tax rate difference	0.03%	0.00%
Permanent difference	4.84%	0.17%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	7.02%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	(3.99)%	27.81%
Effective income tax rate	28.90%	0.00%

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

For the three months ended December 31, 2021 and 2020, the Company recorded revenue of $200,000 and $100,000 for the services provided, respectively.

For the three months ended December 31, 2021and 2020, the Company had one unique customer which accounted for 100% and 100% of the Company’s revenue, respectively.

Note 10 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company would issue 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of December 31, 2021 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 11 – Commitments

Lease Commitment

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year. The lease expired on November 30, 2021; the Company is currently on month-by-month term.

The Company recorded rental cost of $2,748 and $6,852 for the three months ended December 31, 2021 and 2020, respectively.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	Three Months Ended December 31,
	2021	2020
Operating Lease costs	$2,478	$6,852
Weighted Average Remaining Lease Term	0	1
Weighted Average Discount Rate	4%	4%

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2021 and 2020, the Company spent $0 on this mine. The Company was expected to spend an additional $1.56 million on this project as of December 31, 2021. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer

Employment Agreement

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

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in the Annual Report on Form 10-K of the Company, particularly under the heading “Risk Factors.” and those set forth from time to time in our other filings with the SEC.

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. “Fuse Biotech”). Fuse Biotech originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

Stock certificates for 14,285,715 shares were prepared for the closing of Agreement which was entered into by the Company and Processing with five individuals (“Sellers”) who own Portafolio on February 9, 2021. The stock certificates were prepared by the Company, but not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

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

Results of operations for the three months ended December 31, 2021 and 2020

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

For the three months ended December 31, 2021, we provided two potential mine opportunities in Mexico to a client. For the three months ended December 31, 2021, the Company recorded revenue of $200,000 for the services provided. Our revenue for the three months ended December 31, 2020 was $100,000. Our cost of revenues for the three months ended December 31, 2021 and 2020 was $10,015 and $10,035, respectively, mainly for the consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $189,985 and $89,965 for the three months ended December 31, 2021 and 2020, respectively.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2021 and 2020 are in the table below:

	2021	2020	Increase (Decrease)

General and administrative	$161,438	$136,085	$25,353
Consulting fees	18,384	32,437	(14,053)
Total operating expenses	$188,822	$168,522	$20,300

The increase in our operating expenses for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, was mainly due to an increase in auditing fee by $27,500 which was partly offset with a decrease in lawyer fee by $1,550 and a decrease in consulting fees by $14,050.

Non-operating income (expenses), net

Net non-operating expense was $1,859 for the three months ended December 31, 2021, compared to non-operating expense of $1,385 for the three months ended December 31, 2020. For the three months ended December 31, 2021, non-operating expense mainly consist of interest expense on EIDL of $1,015 and bank service charge of $352 and other expenses of $492. For the three months ended December 31, 2020, non-operating expenses mainly consist of interest expense of $1,001, bank service charge of $384.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021

Total current assets	$141,966	$158,386
Total current liabilities	9,147	33,924
Working capital	$132,819	$124,462

Liquidity

During the three months ended December 31, 2021 and 2020, we had net income of $5,904 and net loss of $79,942, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2021 and 2020:

	2021	2020

Net cash used in operating activities	$(53,978)	$(65,924)
Net cash used in financing activities	(530)	-
Net decrease in cash	$(54,508)	$(65,924)

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2021 and 2020 was $53,978 and $65,924, respectively. The decrease in cash outflow during the three months ended December 31, 2021 was due to decreased net loss by $85,846, and decreased cash outflow from payment of lease liability by $2,047, but partly offset with increased cash outflow on other payables by $26,117 and increased cash outflow from accounts receivable by $50,000.

Cash Flows from Investing Activities

During the three months ended December 31, 2021 and 2020, we did not have any investing activities.

Cash Flows from Financing Activities

During the three months ended December 31, 2021, we had net cash used in financing activities of $530; during the three months ended December 31, 2020, we did not have any financing activities. For the three months ended December 31,2021, the cash used in financing activities consisted of repayment of SBA loan of $530.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

2. We did not implement appropriate information technology controls. As of December 31, 2021, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2021. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 14, 2022

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 14, 2022