Form 10-Q
period 2022-03-31
FUSE GROUP HOLDING INC.
filed 2022-05-12
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2022 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2022	SEPTEMBER 30, 2021

ASSETS

CURRENT ASSETS
Cash and equivalents	$136,764	$135,503
Prepaid expenses	4,667	22,882

Total current assets	141,431	158,385

NON-CURRENT ASSETS
Property and equipment, net	3,187	4,190
Right-of-use asset, net	71,539	2,456

Total non-current assets	74,726	6,646

TOTAL ASSETS	$216,157	$165,031

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Other payables	$11,839	$26,796
Accrued interest on convertible notes	437	-
Loan payable	3,219	2,663
Lease liability	24,549	4,465

Total current liabilities	40,044	33,924

NON-CURRENT LIABILITIES
Convertible notes	200,000	-
Lease liability	47,606	-
Loan payable	105,232	106,337

Total non-current liabilities	352,838	106,337

TOTAL LIABILITIES	392,882	140,261

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(7,191,220)	(6,989,725)

Total stockholders' equity (deficit)	(176,725)	24,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$216,157	$165,031

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021	2022	2021

Revenue	$200,000	$350,000	$-	$250,000
Cost of revenue	10,015	33,570	-	23,535

Gross profit	189,985	316,430	-	226,465

Operating expenses
General and administrative	343,156	298,612	181,718	162,527
Consulting	42,413	46,262	24,029	13,825

Total operating expenses	385,569	344,874	205,747	176,352

(Loss) income from operations	(195,584)	(28,444)	(205,747)	50,113

Non-operating income (expenses)
Interest expense	(2,462)	(2,012)	(1,447)	(1,011)
Other income	59	-	59	-
Other expense	(1,108)	(719)	(264)	(335)

Total non-operating expenses, net	(3,511)	(2,731)	(1,652)	(1,346)

(Loss) income before income tax	(199,095)	(31,175)	(207,399)	48,767
Income tax	2,400	2,400	-	2,400

Net (loss) income	$(201,495)	$(33,575)	$(207,399)	$46,367

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic loss (earnings) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(201,495)	$(33,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,003	1,096
Amortization of prepaid expense	-	15,433
Operating lease expense	12,069	13,770
Changes in assets and liabilities:
Prepaid expenses	18,216	(33,648)
Other payables	(14,618)	130
Accrued interest	437	-
Payment of lease liability	(13,464)	(13,397)

Net cash used in operating activities	(197,852)	(50,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	200,000	-
Repayment of loan payable	(887)	-

Net cash provided by financing activities	199,113	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,261	(50,191)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	135,503	194,470

CASH AND EQUIVALENTS, END OF PERIOD	$136,764	$144,279

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$-	$-

Supplemental disclosures of non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$80,180	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net income	-	-	-	5,904	5,904

Balance at December 31, 2021	64,778,050	64,778	6,949,717	(6,983,821)	30,674

Net loss	-	-	-	(207,399)	(207,399)

Balance at March 31, 2022	64,778,050	$64,778	$6,949,717	$(7,191,220)	$(176,725)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	64,778	6,949,717	(6,045,746)	968,749

Net income	-	-	-	46,367	46,367

Balance at March 31, 2021 (Restated)	64,778,050	$64,778	$6,949,717	$(5,999,379)	$1,015,116

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

In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing. Trading was seeking mining-related business opportunities in Asia. On April 22, 2022, the Processing entered into a Shares Transfer Agreement to transfer 100% ownership of Trading to an unrelated third party for HKD1. Trading did not have any assets or business operations as of the date of transfer.

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

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2022, its consolidated results of operations and cash flows for the six months ended March 31, 2022 and 2021, as applicable, were made.

Basis of Consolidation

The consolidated financial statements include the accounts of Fuse Group and its subsidiaries, Processing, Trading and Biotech. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period’s accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no effect on the reported results of operations.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $136,764 and $135,503 in cash at March 31, 2022 and September 30, 2021, respectively.

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

Fair Value Measurements and Disclosures

The carrying amounts of certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

Financial assets are considered Level 3 when their fair value s are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

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

As of March 31, 2022 and September 30, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of March 31, 2022, the Company had no unrecognized tax benefits and there were no charges during the six and three months ended March 31, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of March 31, 2022. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2022 and September 30, 2021.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,191,220 at March 31, 2022, the Company had cash outflow from operating activities of $197,852 for the six months ended March 31, 2022. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31, 2022	September 30, 2021

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,759)
Computer equipment, net	-	93

Office furniture	12,746	12,746
Less accumulated depreciation	(9,559)	(8,649)
Office furniture, net	3,187	4,097
Total property and equipment, net	$3,187	$4,190

Depreciation for the six months ended March 31, 2022 and 2021 was $1,003 and $1,096, respectively.

Depreciation for the three months ended March 31, 2022 and 2021 was $455 and $548, respectively.

Note 5 – Prepaid Expenses

As of March 31, 2022, the Company had current prepaid OTC listing fee of $4,667. As of September 30, 2021, the Company had current prepaid Director & Officer insurance and OTC listing fee of $22,882.

Note 6 – Convertible note

On February 15, 2022 and March 23, 2022, the Company signed two convertible promissory notes agreements for $100,000 each with conversion price of $0.45 per share of the Company’s common stock; each convertible note had a two-year term, bears interest on the unpaid principal thereof at the rate of 3% per annum until maturity, the interest for each note is payable on February 15, 2023 and 2024 and March 23, 2023 and 2024, respectively. For the six and three months ended March 31, 2022, the Company record $437 interest expense for these two convertible promissory notes.

Note 7 – Other Payables

As of March 31, 2022 and September 30, 2021, the Company had other payables of $11,839 and $26,796, respectively. As of March 31, 2022, other payables mainly consisted of salary payable of $4,791, payroll tax payable of $2,665, and professional fee of $4,383, respectively. As of September 30, 2021, other payables mainly consisted of salary payable of $1,720, professional of $9,000 and legal fee of $16,076.

Note 8 – Loans Payable

On May 14, 2020, Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from U.S. Small Business Administration (“the SBA”). The loan was to be forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, had annual interest of 1%. Loan repayments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. In the end of 2020, the U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter. Fuse Processing PPP loan forgiveness was approved in June 2021, the Company recorded $49,600 PPP loan forgiveness as other income during the year ended September 30, 2021.

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the six months ended March 31, 2022 and 2021, the Company recorded $2,026 and $2,012, respectively, as interest expense for the EIDL loan. For the three months ended March 31, 2022 and 2021, the Company recorded $1,011 and $1,011, respectively, as interest expense for the EIDL loan. For the six months ended March 31, 2022 and 2021, the Company made repayment of principal of $887 and $0 for the EIDL loan, respectively. For the three months ended March 31, 2022 and 2021, the Company made repayment of principal of $357 and $0 for the EIDL loan, respectively.

As of March 31, 2022, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending March 31,	Amount
2023	$3,219
2024	2,273
2025	2,359
2026	2,449
2027	2,543
Thereafter	95,608	*
Total	$108,451

*Includes accrued interest amounting to $4,361.

Note 9 – Income Tax

At March 31, 2022 and September 30, 2021, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.57 million for each of federal and CA state and $4.38 million for each of federal and CA state at March 31, 2022 and September 30, 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.28 million as of March 31, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of March 31, 2022 and September 30, 2021 are as follows:

	March 31, 2022	September 30, 2021
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,278,619	$1,224,009
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	172	562
Less valuation allowance	(1,558,627)	(1,504,407)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.74%	0.99%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.97)%
Change in valuation allowance on net operating loss carry-forwards	28.45%	34.68%
Effective income tax rate	1.21%	7.70%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	21.00%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.52%	0.36%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	6.98%
Change in valuation allowance on net operating loss carry-forwards	27.46%	(23.42)%
Effective income tax rate	0.00%	4.92%

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

For the six months ended March 31, 2022 and 2021, the Company recorded revenue of $200,000 and $350,000 for the services provided, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded revenue of $0 and $ 250,000 for the services provided, respectively.

For the six months and three months ended March 31, 2022, the Company had one customer which accounted for 100% of the Company’s revenue, respectively.

For the six months ended March 31, 2021, the Company had two customers which accounted for 71% and 29% of the Company’s total revenue. For the three months ended March 31, 2021 the Company had one customer which accounted for 100% of the Company’s total revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company would issue and deliver to five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of March 31, 2022 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 12 – Commitments

Lease Commitment

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year. The lease expired on November 30, 2021. On February 28, 2022, the Company renewed lease for three more years, commencing on December 1, 2021. The new monthly base rent is $2,243 payable on the first day of each month, with a 6% increase each year. The lease will expire on November 30, 2024.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	Six Months Ended March 31,
	2022	2021
Operating Lease costs	$12,069	$13,770
Weighted Average Remaining Lease Term	2.67	0.75
Weighted Average Discount Rate	5%	4%

	Three Months Ended March 31,
	2022	2021
Operating Lease costs	$9,591	$6,918
Weighted Average Discount Rate	5%	4%

The following is a schedule of maturities of lease liabilities as of March 31, 2022:

For the year ending March 31,	Operating Leases
2023	$27,610
2024	29,460
Thereafter	20,280
Total lease payments	77,350
Less: imputed interest	(5,195)
Total lease liabilities	72,155
Less: current portion	(24,549)
Lease liabilities – non-current portion	$47,606

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the six and three months ended March 31, 2022 and 2021, the Company spent $0 on this mine. The Company was expected to spend an additional $1.56 million on this project as of March 31, 2022. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Employment Agreement

On August 22, 2021, the Company entered into an Employment Agreement with Mr. Michael Viotto, the Company’s Chief Financial Officer, to serve in such position for a one-year term, effective August 22, 2021. Under the terms of the Agreement, Mr. Viotto will receive an annual salary of $50,000, and will be eligible for an annual cash bonus in the Board’s sole discretion.

Note 13 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company  has the following subsequent event to disclose in its consolidated financial statements:

In April 2022, Processing entered a Shares Transfer Agreement with an individual buyer to sell 100% equity interest of Trading for HKD 1. Trading did not have any assets or business operations as of the date of transfer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended September 30, 2021 (the “2021 Form 10K) and those set forth from time to time in our other filings with the SEC. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2021 Form 10-K.

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expected to be engaged in mining-related businesses. On April 22, 2022, the Processing transferred 100% ownership of Trading to an unrelated third party for HKD1.On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

On February 9, 2021, the Company and Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company ("Portafolio”) owned by the Sellers. Portafolio owns concessions rights to five mineral locations and the five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction.

Stock certificates for 14,285,715 shares were prepared by the Company for the closing of the transaction contemplated in the Agreement, but were not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

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

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

Results of operations for the six months ended March 31, 2022 and 2021

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

For the six months ended March 31, 2022, we provided two potential mine opportunities in Mexico to a client. For the six months ended March 31, 2022, the Company recorded revenue of $200,000 for the services provided. Our revenue for the six months ended March 31, 2021 was $350,000 for providing four potential mine opportunities in Mexico to a client. Our cost of revenues for the six months ended March 31, 2022 and 2021 was $10,015 and $33,570, respectively, mainly for the consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $189,985 and $316,430 for the six months ended March 31, 2022 and 2021, respectively.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2022 and 2021 are in the table below:

	2022	2021	Increase (Decrease)

General and administrative	$343,156	$298,612	$44,544
Consulting fees	42,413	46,262	(3,849)
Total operating expenses	$385,569	$344,874	$40,695

The increase in our operating expenses for the six months ended March 31, 2022, compared to the six months ended March 31, 2021, was mainly due to an increase in auditing fee by $78,000, which was partly offset with a decrease in payroll expense by $10,610, and a decrease in other general and administrative expenses by $26,700.

Non-operating income (expenses), net

Net non-operating expense was $3,511 for the six months ended March 31, 2022, compared to non-operating expense of $2,731 for the six months ended March 31, 2021. For the six months ended March 31, 2022, non-operating expense mainly consist of interest expense on EIDL of $2,462 and bank service charge of $557 and other expenses of $550. For the six months ended March 31, 2021, non-operating expenses mainly consist of interest expense on EIDL of $2,012, bank service charge of $719.

Results of operations for the three months ended March 31, 2021 and 2020

Revenue and Cost of Revenue

For the three months ended March 31, 2022, the Company recorded revenue of $0 for the services provided. Our revenue for the three months ended March 31, 2021 was $250,000. Our cost of revenues for the three months ended March 31, 2022 and 2021 was $0 and $23,535, respectively, mainly for the consulting expenses paid for mine expertise for due diligence for three months ended March 31, 2021, resulting in a gross profit of $0 and $226,465 for the three months ended March 31, 2022 and 2021, respectively.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2022 and 2021 are outlined in the table below:

	2022	2021	Increase (Decrease)

General and administrative	$181,718	$162,527	$19,191
Consulting fees	24,029	13,825	10,204
Total operating expenses	$205,747	$176,352	$29,395

The increase in our operating expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was mainly due to an increase in auditing fee by $50,500 and increase consulting fee by $10,200, was partly offset by a decrease payroll expense by $12,410, and a decrease in other G&A expenses by $18,900.

Non-operating expenses, net

Net non-operating expenses were $1,652 for the three months ended March 31, 2022, compared to $1,346 for the three months ended March 31, 2021. For the three months ended March 31, 2022, non-operating expenses mainly consist of interest on EIDL loan of $1,447 and bank service charge of $264. For the three months ended March 31, 2021, non-operating expenses mainly consist of interest on EIDL loan of $1,011 and bank service charge of $335.

Liquidity and Capital Resources

The table below provides selected working capital information as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021

Total current assets	$141,431	$158,385
Total current liabilities	40,044	33,924
Working capital	$101,387	$124,461

Liquidity

During the six months ended March 31, 2022 and 2021, we had net loss of $201,495 and net loss of $33,575, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the six months ended March 31, 2022 and 2021:

	2022	2021

Net cash used in operating activities	$(197,852)	$(50,191)
Net cash provided by financing activities	199,113	-
Net increase (decrease) in cash	$1,261	$(50,191)

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2022 and 2021 was $197,852 and $50,191, respectively. The increase in cash outflow during the six months ended March 31, 2022 was due to an increase in net loss by $167,921 and increased cash outflow from payment of other payable by $14,748.

Cash Flows from Investing Activities

During the six months ended March 31, 2022 and 2021, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the six months ended March 31, 2022 and 2021, was $199,113 and $0, respectively. The increase in cash inflow during the six months ended March 31, 2022 was due to $200,000 proceeds from issuance of two convertible notes, but partly offset with $887 repayment to EIDL loan.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of March 31, 2022, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2022. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE GROUP HOLDING INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

May 12, 2022

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 12, 2022