Form 10-Q
period 2022-06-30
FUSE GROUP HOLDING INC.
filed 2022-08-12
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2022 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2022	SEPTEMBER 30, 2021

ASSETS

CURRENT ASSETS
Cash and equivalents	$48,004	$135,503
Prepaid expenses	15,555	22,882

Total current assets	63,559	158,385

NON-CURRENT ASSETS
Property and equipment, net	2,731	4,190
Right-of-use asset, net	65,224	2,456

Total non-current assets	67,955	6,646

TOTAL ASSETS	$131,514	$165,031

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Other payables	$12,670	$26,796
Accrued interest on convertible notes	2,019	-
Lease liability	25,373	4,465
Loan payable	2,210	2,663

Total current liabilities	42,272	33,924

NON-CURRENT LIABILITIES
Convertible notes	250,000	-
Lease Liability	40,928	-
Loan payable	104,671	106,337

Total non-current liabilities	395,599	106,337

TOTAL LIABILITIES	437,871	140,261

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding as of June 30, 2022 and September 30, 2021	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(7,320,852)	(6,989,725)

Total stockholders' equity (deficit)	(306,357)	24,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$131,514	$165,031

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Revenue	$200,000	$500,000	$-	$150,000
Cost of revenue	10,015	43,575	-	10,005

Gross profit	189,985	456,425	-	139,995

Operating expenses
General and administrative	451,681	452,319	108,525	153,707
Consulting	61,333	60,852	18,920	14,590

Total operating expenses	513,014	513,171	127,445	168,297

Loss from operations	(323,029)	(56,746)	(127,445)	(28,302)

Non-operating income (expenses)
Interest expense	(5,050)	(3,033)	(2,588)	(1,021)
Other income (expenses)	(647)	48,662	402	49,381

Total non-operating income (expenses), net	(5,697)	45,629	(2,186)	48,360

Income (loss) before income tax	(328,727)	(11,117)	(129,632)	20,058
Income tax	2,400	2,400	-	-

Net income (loss)	$(331,127)	$(13,517)	$(129,632)	$20,058

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic loss per share	$(0.01)	$(0.00)	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,127)	$(13,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,459	1,644
Amortization of prepaid expense	-	23,845
Operating lease expense	19,262	20,557
PPP loan forgiveness	-	(49,600)
Changes in assets and liabilities:
Prepaid expenses	7,327	(33,648)
Other payables	(14,126)	3,179
Accrued interest	2,019	-
Payment of lease liability	(20,194)	(20,064)

Net cash used in operating activities	(335,380)	(67,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	250,000	-
Repayment of loan payable	(2,119)	-

Net cash provided by financing activities	247,881	-

NET DECREASE IN CASH AND EQUIVALENTS	(87,499)	(67,604)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	135,503	194,470

CASH AND EQUIVALENTS, END OF PERIOD	$48,004	$126,866

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$-	$-

Supplemental disclosures of non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$80,180	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 1, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net income	-	-	-	5,904	5,904

Balance at December 31, 2021	64,778,050	64,778	6,949,717	(6,983,821)	30,674

Net loss	-	-	-	(207,399)	(207,399)

Balance at March 31, 2022	64,778,050	64,778	6,949,717	(7,191,220)	(176,725)

Net loss	-	-	-	(129,632)	(129,632)

Balance at June 30, 2022	64,778,050	$64,778	$6,949,717	$(7,320,852)	$(306,357)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 1, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(79,942)	(79,942)

Balance at December 31, 2020	64,778,050	64,778	6,949,717	(6,045,746)	968,749

Net income	-	-	-	46,367	46,367

Balance at March 31, 2021	64,778,050	64,778	6,949,717	(5,999,379)	1,015,116

Net income	-	-	-	20,058	20,058

Balance at June 30, 2021 (restated)	64,778,050	$64,778	$6,949,717	$(5,979,321)	$1,035,174

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

In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing. Trading was seeking mining-related business opportunities in Asia. On April 22, 2022, Processing entered into a Share Transfer Agreement to transfer 100% ownership of Trading to an unrelated party for HKD1. There was no gain or loss recognized from the ownership transfer of Trading. Trading did not have any assets or business operations as of the date of transfer.

On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech seeks business opportunities in the biotech area.

On April 29, 2019, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation (“Amendment”) to change its name from Fuse Enterprises Inc. to Fuse Group Holding Inc. Also on April 29, 2019, stockholders holding a majority of the Company’s outstanding capital stock approved the Amendment. The Amendment was filed with the Secretary of State for the State of Nevada on April 30, 2019 and became effective May 13, 2019. On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST.

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement (the “Agreement”) with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the Agreement, the Company agreed to issue 14,285,715 shares of Company’s common stock for all the shares of Portafolio they owned. Portafolio owns concessions rights to five mineral locations in Mexico. The five mines have not been explored and have no operations, no facilities or equipment, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than five concessions to explore. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The transfer of shares of Portafolio to Processing are subject to Mexican government approval, which has not happened yet.

Stock certificates for 14,285,715 shares were prepared for the closing of the Agreement which was entered into by the Company and Processing with the five individuals who own Portafolio on February 9, 2021. The stock certificates were prepared by the Company, but not delivered to the sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the sellers. On October 20, 2021, the Company cancelled these stock certificates.

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the agreement, the Company agreed to issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and currently has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2022, its consolidated results of operations and cash flows for the nine months ended June 30, 2022 and 2021, as applicable, were made.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $48,004 and $135,503 in cash at June 30, 2022 and September 30, 2021, respectively.

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

As of June 30, 2022 and September 30, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of June 30, 2022, the Company had no unrecognized tax benefits and there were no charges during the nine and three months ended June 30, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of June 30, 2022. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2022 and September 30, 2021.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,320,852 at June 30, 2022, the Company had cash outflow from operating activities of $335,380 for the nine months ended June 30, 2022. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (also see the discussion of COVID-19 in Note 1), these raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30, 2022	September 30, 2021

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,759)
Computer equipment, net	-	93

Office furniture	12,746	12,746
Less accumulated depreciation	(10,015)	(8,649)
Office furniture, net	2,731	4,097
Total property and equipment, net	$2,731	$4,190

Depreciation for the nine months ended June 30, 2022 and 2021 was $1,459 and $1,644, respectively.

Depreciation for the three months ended June 30, 2022 and 2021 was $456 and $548, respectively.

Note 5 – Prepaid Expenses

As of June 30, 2022, the Company had current prepaid OTC listing fee of $15,555. As of September 30, 2021, the Company had current prepaid Director & Officer insurance and OTC listing fee of $22,882.

Note 6 – Convertible Notes

On February 15, 2022, March 23, 2022 and June 9, 2022, the Company signed three convertible promissory notes agreements with principal of $100,000, $100,000 and $50,000 respectively, with conversion price of $0.45 per share of the Company’s common stock for each note; each convertible note had a two-year term, bears interest on the unpaid principal thereof at the rate of 3% per annum until maturity. For the nine and three months ended June 30, 2022, the Company record $2,019 and $1,582 interest expense for the convertible promissory notes.

Note 7 – Other Payables

As of June 30, 2022 and September 30, 2021, the Company had other payables of $12,670 and $26,796, respectively. As of June 30, 2022, other payables mainly consisted of salary payable of $4,670 and professional fee of $8,000. As of September 30, 2021, other payables mainly consisted of salary payable of $1,720, professional of $9,000 and legal fee of $16,076.

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

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the nine months ended June 30, 2022 and 2021, the Company recorded $3,031 and $3,033, respectively, as interest expense for the EIDL loan. For the three months ended June, 2022 and 2021, the Company recorded $1,005 and $1,021, respectively, as interest expense for the EIDL loan. For the nine months ended June 30, 2022 and 2021, the Company made repayment of principal of $1,604 and $0 for the EIDL loan, respectively. For the three months ended June 30, 2022 and 2021, the Company made repayment of principal of $717 and $0 for the EIDL loan, respectively.

As of June 30, 2022, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending June 30,	Amount
2023	$2,210
2024	2,294
2025	2,381
2026	2,472
2027	2,566
Thereafter	94,958	*
Total	$106,881

*Includes accrued interest amounting to $3,687.

Note 9 – Income Tax

At June 30, 2022 and September 30, 2021, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.76 million for each of federal and CA state at June 30, 2022. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.33 million as of June 30, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of June 30, 2022 and September 30, 2021 are as follows:

	June 30, 2022	September 30, 2021
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,328,638	$1,224,009
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	301	562
Less valuation allowance	(1,608,775)	(1,504,407)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended June 30, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.02%
Permanent difference	(0.45)%	5.55%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.25)%	(6.95)%
Change in valuation allowance on net operating loss carry-forwards	28.43%	43.98%
Effective income tax rate	0.73%	21.60%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	(2.29)%	(1.54)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	30.27%	29.52%
Effective income tax rate	0.00%	0.00%

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

For the nine months ended June 30, 2022 and 2021, the Company recorded revenue of $200,000 and $500,000 for the services provided, respectively.

For the three months ended June 30, 2022 and 2021, the Company recorded revenue of $0 and $ 150,000 for the services provided, respectively.

For the nine months ended June 30, 2022, the Company had one customer which accounted for 100% of the Company’s revenue.

For the nine months ended June 30, 2021, the Company had three customers which accounted for 60%, 20% and 20% of the Company’s revenue.

For the three months ended June 30, 2021, the Company had two customers which accounted for 67% and 33% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the agreement, the Company would issue and deliver to five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of June 30, 2022 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	Nine Months Ended June 30,
	2022	2021
Operating Lease costs	$19,262	$20,557
Weighted Average Remaining Lease Term	2.34	0.5
Weighted Average Discount Rate	5%	4%

	Three Months Ended June 30,
	2022	2021
Operating Lease costs	$7,193	$6,787
Weighted Average Discount Rate	5%	4%

The following is a schedule of maturities of lease liabilities as of June 30, 2022:

For the year ending June 30,	Operating Leases
2023	$28,124
2024	29,820
Thereafter	12,675
Total lease payments	70,619
Less: imputed interest	(4,318)
Total lease liabilities	66,301
Less: current portion	(25,373)
Lease liabilities – non-current portion	$40,928

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advices on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2023 with the same terms.

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine and three months ended June 30, 2022 and 2021, the Company spent $0 on this mine. The Company was expected to spend an additional $1.56 million on this project as of June 30, 2022. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

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

On July 1, 2022, the Company signed a convertible promissory notes agreement for the principal of $50,000 with conversion price of $0.45 per share of the Company’s common stock; the convertible note has a two-year term, bears interest at the rate of 3% per annum until maturity.

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

Stock certificates for 14,285,715 shares were prepared by the Company for the closing of the transaction contemplated in the Agreement but were not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

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

Results of operations for the nine months ended June 30, 2022 and 2021

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

For the nine months ended June 30, 2022, we provided two potential mine opportunities in Mexico to a client. For the nine months ended June 30, 2022, the Company recorded revenue of $200,000 for the services provided. Our revenue for the nine months ended June 30, 2021 was $500,000 for providing four potential mine opportunities in Mexico to clients. Our cost of revenues for the nine months ended June 30, 2022 and 2021 was $10,015 and $43,575, respectively, mainly for the consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $189,985 and $456,425 for the nine months ended June 30, 2022 and 2021, respectively.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2022 and 2021 are in the table below:

	2022	2021	Increase (Decrease)

General and administrative	$451,681	$452,319	$(638)
Consulting fees	61,333	60,852	481
Total operating expenses	$513,014	$513,171	$(157)

Our operating expenses for nine months ended June 30, 2022 was about the same compared to the nine months ended June 30, 2021.

Non-operating income (expenses), net

Net non-operating expense was $5,697 for the nine months ended June 30, 2022, compared to non-operating income of $45,629 for the nine months ended June 30, 2021. For the nine months ended June 30, 2022, non-operating expense mainly consist of interest expense on EIDL of $3,031, interest expense on convertible note of $2,019 and bank service charge of $699. For the nine months ended June 30, 2021, non-operating income mainly consist of PPP Loan forgiveness of $49,600 which was partly offset by interest expense on EIDL of $3,033 and bank service charge of $1,000.

Results of operations for the three months ended June 30, 2022 and 2021

Revenue and Cost of Revenue

For the three months ended June 30, 2022, the Company recorded revenue of $0. Our revenue for the three months ended June 30, 2021 was $150,000. Our cost of revenues for the three months ended June 30, 2022 and 2021 was $0 and $10,005, respectively, mainly for the consulting expenses paid for mine expertise for due diligence for three months ended June 30, 2021, resulting in a gross profit of $0 and $139,995 for the three months ended June 30, 2022 and 2021, respectively.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2022 and 2021 are outlined in the table below:

	2022	2021	Increase (Decrease)

General and administrative	$108,525	$153,707	$(45,182)
Consulting fees	18,920	14,590	4,330
Total operating expenses	$127,445	$168,297	$(40,852)

The decrease in our operating expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was mainly due to decreased lawyer fee by $16,026, decreased insurance expense by $8,412, decreased payroll expense by $11,250 and decreased professional fee by $20,683, but was partly offset by increased travel expense by $10,530 and increased consulting fee by $4,330.

Non-operating expenses, net

Net non-operating expenses were $2,186 for the three months ended June 30, 2022, compared to non-operating income $48,360 for the three months ended June 30, 2021. For the three months ended June 30, 2022, non-operating expenses mainly consist of interest on EIDL loan of $1,005, interest expense on convertible note of $1,582 and other income $402. For the three months ended June 30, 2021, non-operating income mainly consist of PPP Loan forgiveness of $49,600 which was partly offset by interest on EIDL loan of $1,021 and bank service charge of $281.

Liquidity and Capital Resources

The table below provides selected working capital information as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021

Total current assets	$63,559	$158,385
Total current liabilities	42,272	33,924
Working capital	$21,287	$124,461

Liquidity

During the nine months ended June 30, 2022 and 2021, we had net loss of $331,127 and $13,517, respectively. During the three months ended June 30, 2022 and 2021, the Company reported net loss of $129,632 and net income of $20,058, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the nine months ended June 30, 2022 and 2021:

	2022	2021

Net cash used in operating activities	$(335,380)	$(67,604)
Net cash provided by financing activities	247,881	-
Net increase (decrease) in cash	$(87,499)	$(67,604)

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2022 and 2021 was $335,380 and $67,604, respectively. The increase in cash outflow during the nine months ended June 30, 2022 was due to an increase in net loss by $317,610, but offset by decreased cash outflow on PPP Loan forgiveness by $49,600.

Cash Flows from Investing Activities

During the nine months ended June 30, 2022 and 2021, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the nine months ended June 30, 2022 and 2021, was $247,881 and $0, respectively. The increase in cash inflow during the nine months ended June 30, 2022 was due to $250,000 proceeds from issuance of three convertible notes, but partly offset with $2,119 repayment of EIDL loan.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of June 30, 2022, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2022. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 9, 2022, the Company entered into a Convertible Promissory Notes Purchase Agreement (the “Agreement”) with Liu Marketing (M) Sdn. Bhd., a company organized under the laws of Malaysia (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $50,000 (the “Note”). The Note bears interest at the rate of 3% per annum, which are payable on June 9th of 2023 and 2024. The Note will mature on the date that is twenty-four months from the date that the purchase price of the Note is paid to the Company. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $0.45 per share at any time until the total outstanding balance of the Note is paid. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated June 9, 2022*
10.2	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated June 9, 2022*
10.3	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated July 1, 2022*
10.4	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated July 1, 2022*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE GROUP HOLDING INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer
(Principal Executive Officer)

August 12, 2022

By:	/s/ Michael Viotto
Michael Viotto
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 12, 2022