Form 10-K
period 2022-09-30
FUSE GROUP HOLDING INC.
filed 2022-12-29
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,026,930 (based on 25,543,000 shares of common stock outstanding held by non-affiliates on such date at $0.51 per share).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 64,778,050 shares as of December 23, 2022.

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2022

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

Our financial statements are stated in United States dollars ($) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances or the occurrence of unanticipated events.

PART I

ITEM 1 – BUSINESS

Overview and History

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently explores opportunities in mining. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expects to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed with the designer of the platform its function and compliance issues and believed the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech is seeking business opportunities in the biotech area.

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

Employees

As of the date of this Annual Report we have two employees, all of which are full-time. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We file an annual report that includes audited financial information which is available to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Forms 8-K from time to time as required. We do not intend to voluntarily file the above reports if our obligation to file such reports is suspended under the Exchange Act. The shareholders and public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC” or “Commission”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We lack an operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on December 24, 2013, and as of September 30, 2022, we had accumulated a deficit of $7,434,217. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. We are dependent upon Mr. Umesh Patel, our chief executive officer (“CEO”) and chief financial officer (“CFO”) and director. The loss of the service of Mr. Patel for any reason could significantly adversely impact our business and results of operations. Competition for senior management in the U.S. is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

Management determined our internal audit function is also deficient due to insufficient qualified resources to perform internal audits and  we have not established an Audit Committee of our BOD.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our accounting and other finance personnel. If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Our BOD is comprised of two individuals, one of whom is also our executive officer.

We have not adopted corporate governance measures such as an audit or other independent committee of our Board. If we expand our Board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our Board. It is possible that if our BOD included independent directors and if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.

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

As of December 23, 2022, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 21,046,862 shares, or 32.49%, of our then outstanding common stock. Landbond’s beneficial ownership of 32.49% of our issued and outstanding common stock give it significant influence  to the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated ownership could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated ownership could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a major shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

As a public company, we do and will continue to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of Sarbanes-Oxley, as well as rules implemented by the SEC and the OTC Markets on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and make some activities more time consuming and costly. If our costs and demands upon management increase disproportionately to the growth of our business and revenue, our operating results could be harmed.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 8, 2016, our common stock was approved for trading on OTCQB under the trading symbol FSNT. Prior to that time, there was no public market for our stock. On May 29, 2019, the Company changed its trading symbol on OTC Markets from FNST to FUST. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the years ended September 30, 2022 and 2021.

2022	High	Low
First quarter	$4.99	$0.51
Second quarter	$0.51	$0.51
Third quarter	$0.51	$0.31
Fourth quarter	$0.31	$0.31

2021	High	Low
First quarter	$0.12	$0.07
Second quarter	$12.00	$0.07
Third quarter	$3.00	$1.02
Fourth quarter	$5.00	$1.50

Holders.

As of December 23, 2022, there were 79 record holders of 64,778,050 shares of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

We received a $49,600 Paycheck Protection Program loan (“PPP loan”) and a $105,500 Economic Injury Disaster Loan (“EIDL loan”) from US Small Business Administration (“the SBA”) during the year ended September 30, 2020. The forgiveness of $49,600 PPP loan was approved in June 2021.

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

Results of operations for the years ended September 30, 2022 and 2021

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

For the year ended September 30, 2022, we provided two potential mine opportunities in Mexico to a client. For the year ended September 30, 2022, the Company recorded revenue of $200,000 for the services provided. For the year ended September 30, 2021, we provided seven potential mine opportunities in Mexico to 3 clients. For the year ended September 30, 2021, the Company recorded revenue of $700,000 for the services provided. Our cost of revenues for the years ended September 30, 2022 and 2021 was $10,015 and $81,081, respectively, mainly for the consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of $189,985 and $618,919 for the years ended September 30, 2022 and 2021, respectively.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2022 and 2021 are in the table below:

	2022	2021	Increase (Decrease)

General and administrative	$551,236	$605,566	$(54,330)
Allowance for non-current prepaid expenses	-	1,000,000	(1,000,000)
Consulting fees	72,403	79,128	(6,725)
Total operating expenses	$623,639	$1,684,694	$(1,061,055)

The decrease in our operating expenses for the year ended September 30, 2022, compared to the year ended September 30, 2021, was mainly due to decreased allowance for prepaid consulting/finder’s fee by $1,000,000, decreased insurance expense by approximately $22,250, decreased lawyer fee by approximately $31,360, decreased payroll expenses by approximately $35,410, decreased professional fee by approximately $23,120, but was partially offset by increased auditing fee by approximately $35,750.

Non-operating income (expenses), net

Net non-operating expense was $8,438 for the year ended September 30, 2022, compared to non-operating income of $44,254 for the year ended September 30, 2021. For the year ended September 30, 2022, non-operating expense mainly consist of interest expense on EIDL of $4,032, interest expense on convertible note of $4,466. For the year ended September 30, 2021, non-operating income mainly consist of PPP Loan forgiveness of $49,600 which was partly offset by interest expense on EIDL of $4,053 and bank service charge of $1,354.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021

Total current assets	$45,014	$158,385
Total current liabilities	37,573	33,924
Working capital	$7,441	$124,461

Liquidity

During the years ended September 30, 2022 and 2021, we had net loss of $444,492 and $1,023,921, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the years ended September 30, 2022 and 2021:

	2022	2021

Net cash used in operating activities	$(449,844)	$(58,442)
Net cash provided by financing activities	347,337	(525)
Net increase (decrease) in cash	$(102,507)	$(58,967)

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2022 and 2021 was $449,844 and $58,442, respectively. The increase in cash outflow during the year ended September 30, 2022 was mainly due to increased cash outflow resulted from net loss after noncash adjustment by $372,202 and increased cash outflow on other payables by $44,425, but was partly offset by increased cash inflow on prepaid expenses by $23,922.

Cash Flows from Investing Activities

During the years ended September 30, 2022 and 2021, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended September 30, 2022 was $347,337 compared to cash used by financing activities for the year ended September 30, 2021 was $525. For the year ended September 30, 2022, cash provided by financing activities mainly consisted of proceeding from convertible notes by $350,000, but was partly offset by repayment to EIDL loan by $ 2,663. For the year ended September 30, 2021, cash used by financing activities mainly consisted of repayment to EIDL loan by $525.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance-sheet arrangements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

(A) On April 5, 2022, the Board of Directors of the Company approved the dismissal of Paris, Kreit & Chiu CPA LLP (“Paris Kreit”) as the Company’s independent registered public accounting firm, effective immediately.

Paris Kreit’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended September 30, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended September 30, 2021 contained an uncertainty about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2021, and in the subsequent interim period through April 4, 2022, there were (i) no disagreements between the Company and Paris Kreit on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paris Kreit, would have caused Paris Kreit to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

During the fiscal years ended September 30, 2021, and through the interim period ended April 4, 2022, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended December 31, 2021, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

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

These material weaknesses have not been remediated as of the date of dismissal of Paris Kreit.

On April 5, 2022, the Company’s Board of Directors approved the engagement of KCCW Accountancy Corp. (“KCCW”), as the Company’s independent registered public accounting firm, effective as of April 5, 2022. The Board of Directors also approved KCCW to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2022.

During the Company’s two most recent fiscal years and through April 4, 2022, neither the Company nor anyone on its behalf consulted KCCW regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by KCCW that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

(B) On January 6, 2022, the Board of Directors of the Company approved the dismissal of Prager Metis CPAs, LLP ("Prager Metis") as the Company’s independent registered public accounting firm, effective immediately.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of the end of the 2022 fiscal year. This evaluation was conducted with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”).

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

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2022. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

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

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2022, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2. We did not implement appropriate information technology controls. As of September 30, 2022, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3. We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there has been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. As a smaller reporting company, the management’s report is not subject to attestation by the Company’s registered public accounting firm.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 23, 2022 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	66	Director, Chief Executive Officer and Chief Financial Officer
Man Shek (Alex) Ng (2)	52	Director

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017 and Chief Financial Officer on November 28, 2022.
(2)	Mr. Ng has served as a director and the Company’s CFO since November 28, 2022.

Umesh Patel

Mr. Patel has served as a director and a member of audit committee, compensation committee and nominating and corporate governance committee of the Board of Nova Lifestyle, Inc. (NASDAQ: NVFY), a distributor of contemporary styled residential and commercial furniture, since October 2016. Mr. Patel became the Chairman of the audit committee of Nova Lifestyle, Inc. since July 2020. Mr. Patel has also served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services, since December 2009. Mr. Patel has been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California from March 2013 to December 2019. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978. The Board believes Mr. Patel is well qualified to serve as a member of the Board and as the Company’s CEO and CFO due to his extensive business, regulatory and investment experience.

Man Shek (Alex) Ng

Mr. Ng, age 52, served as an executive director and corporate secretary of Antelope Enterprise Holdings Limited (Nasdaq: AEHL, formerly known as China Ceramics Co., Ltd.) from October 2017 to October 2022 and its operations manager from July 2017 to October 2017. Mr. Ng was the corporate secretary of Nova Lifestyle Inc. (NASDAQ: NVFY) from June 2011 to October 2016. Mr. Ng received his Bachelor’s degree in Economics from York University in Toronto, Ontario, Canada in 1994 and received a Certificate in Securities Course in 1998, a Certificate in Technical Analysis Course in 2001 and a Certificate in Derivatives Course in 2002 from The Canadian Securities Institute. The Board believes Mr. Ng is well qualified to serve as a member of the Board due to his extensive business, operation and public company experience.

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

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We currently have one executive officer: Mr. Umesh Patel who is our CEO and CFO. The executive, along with other individuals who served in those positions during the last fiscal year, comprise our “Named Executive Officers” (NEOs) for purposes of applicable SEC disclosure regulations.

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and provide each executive with a base salary on the market value of that role, and

●	the individual’s demonstrated ability to perform that role.

Employment Agreements

We currently don’t have an employment agreement with Mr. Umesh Patel, our CEO and CFO.

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2022 and 2021:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2022	88,000	-	-	-	-	-	-	88,000
	2021	88,000	-	-	-	-	-	-	88,000
									-
Michael Viotto (2)	2022	50,000	-	-	-	-	-	-	50,000
	2021	50,000	-	-	-	-	-	-	50,000

(1)	Mr. Patel was appointed as the CEO and a director on February 15, 2017 and as the CFO since November 28, 2022.

(2)	Mr. Viotto was appointed as CFO and a director on August 16, 2017 and resigned on November 27, 2022.

Outstanding Equity Awards at September 30, 2022

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2022.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2022 and 2021.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 23, 2022 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 64,778,050 shares of our Common Stock outstanding as of December 23, 2022.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 23, 2022 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 23, 2022 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	21,046,862	32.49%
E Zhao	6,987,683	10.1%
Chau-Ho Chen	6,542,683	10.1%
Cuixia Sun	6,592,684	10.2%
Umesh Patel, CEO, CFO and director (2)	3,162,511	4.88%
Man Shek (Alex) Ng, director	-	-%
All current directors and executive officers as a group (2 persons)	3,162,511	4.88%

(1) Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

(2) Including 162,511 shares directly owned by Umesh Patel and 3,000,000 shares owned by Umesh Patel and Trupit Patel Family Trust.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the fiscal year of 2022, we did not enter into any transactions with our directors, officers, persons who own more than five percent of our common stock and any other related parties, or with their relatives and entities they control.

Director Independence

Our board of directors has determined that Mr. Man Shek (Alex) Ng is qualifies as “independent” as the term is defined by Nasdaq Rule as 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2022 and 2021. All of the services described in the following fee table were approved in conformity with the BOD’s pre-approval process.

	2022	2021
Audit Fees	$85,000	42,000
Tax Fees	-	-
All Other Fees	25,000	32,250
Total	$110,000	74,250

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by KCCW, Paris, Kreit and Prager Metis.

Prager Metis provided professional services for the reviews of our quarterly financial statements for the fiscal years ended September 30,  2022 and $0 was paid to Prager Metis for such services during the fiscal year ended September 30, 2022.

On January 6, 2022, the Company’s Board of Directors approved the engagement of Paris, Kreit & Chiu CPA LLP, as the Company’s independent registered public accounting firm, effective as of January 6, 2022 and for the fiscal year ended September 30, 2021. Paris, Kreit provided professional services for the audit of our fiscal year 2021 and reviews of our first quarterly financial statement for our fiscal year 2022. $44,000 related to serviced provided by Paris, Kreit & Chiu CPA LLP was paid during the fiscal year ended September 30, 2022.

On April 5, 2022, the Company’s Board of Directors approved the engagement of KCCW Accountancy Corp. (“KCCW”), as the Company’s independent registered public accounting firm, effective as of April 5, 2022. The Board of Directors also approved KCCW to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2022. KCCW provided professional services for the audit of our fiscal year 2022 financial statement and review of our quarterly financial statements and $8,000 was paid to KCCW during the fiscal year ended September 30, 2022.

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

10.2

Consulting and Strategist Agreement, by and between the Company and Risun Intelligent Technology Co., Limited, dated August 1, 2018., incorporated by reference to the Company’s Form 10-K filed on December 31, 2018.

10.3

Share Exchange Agreement by and among the Company, Fuse Processing, Inc., Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck dated on February 9, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2021, amended on September 28, 2021.

10.4

Share Exchange Agreement by and among the Company, Fuse Biotech, Inc. E-Mo Biotech Holding Inc., Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd dated on March 11, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2021, amended on October 1, 2021.

10.5†	Employment Agreement by and between the Company and Mr. Michael Viotto, dated August 22, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2021.
10.6

Termination Agreement by and among the Company, Fuse Biotech, Inc. E-Mo Biotech Holding Inc., Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd dated on September 30, 2021. incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2021.

10.7

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated February 15, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2022.

10.8

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated February 15, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2022.

10.9

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated March 23, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2022.

10.10

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated March 23, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2022.

10.11

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated June 9, 2022, incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 12, 2022.

10.12

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated June 9, 2022, incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 12, 2022.

10.13

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated July 1, 2022, incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 12, 2022

10.14

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated July 1, 2022, incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 12, 2022.

10.15†	Employment Agreement, dated August 22, 2022, between Fuse Group Holding Inc. and Michael Viotto, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022
10.16

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated August 19, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 24, 2022.

10.17

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated August 19, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 24, 2022.

10.18

Convertible Promissory Note Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated October 6, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2022.

10.19

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated October 6, 2022 incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2022.

10.20

Convertible Promissory Note Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn  Bhd, dated November 7, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2022.

10.21

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated November 7, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2022.

10.22	Convertible Promissory Note Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn Bhd, dated December 16, 2022.*
10.23	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated December 16, 2022.*
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Registrant. *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

† Management agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuse Group Holding, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Group Holding, Inc. and its subsidiaries (the “Company”) as of September 30, 2022, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2022, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

However, the Company has only oral contracts with its customers which, though acceptable under FASB ASC 606, Revenue from Contracts with Customers, requires us to modify our audit procedures to gain assurance as to the existence of the transactions, identify the agreed terms with the customers, and validate that the revenue should be recognized at a point in time.

How We Addressed the Matter in Our Audit

We held discussions with management to understand the process followed by the Company for contracting with the customers, determining the performance obligation, ascertaining the transaction value, sharing of the deliverables and the associated invoicing and revenue recognition. We also gained an understanding of the process for collection of the invoices.

We sent out a confirmation letter to the customer and confirmed the following:

a) Amount billed by the Company during the year ended September 30, 2022.

b) Terms of the arrangement, including the performance obligation agreed orally between the customer and the Company.

c) Whether the agreed services have been performed by the Company.

We evaluated the appropriateness of management's recognition of revenue at a point in time.

We agreed the amount of revenue realized to the related deposits made in the bank statements.

/s/KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

December 28, 2022

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

/s/Paris, Kreit & Chiu CPA LLP

New York, NY

February 11, 2022

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2022	SEPTEMBER 30, 2021

ASSETS

CURRENT ASSETS
Cash and equivalents	$32,996	$135,503
Prepaid expenses	12,018	22,882

Total current assets	45,014	158,385

NON-CURRENT ASSETS
Prepaid expense, net of allowance	-	-
Property and equipment, net	2,276	4,190
Right-of-use asset, net	58,835	2,456

Total non-current assets	61,111	6,646

TOTAL ASSETS	$106,125	$165,031

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$4,670	$26,796
Accrued interest on convertible notes	4,466	-
Loan payable	2,230	2,663
Lease liability	26,207	4,465

Total current liabilities	37,573	33,924

NON-CURRENT LIABILITIES
Convertible notes	350,000	-
Lease Liability	34,167	-
Loan payable	104,107	106,337

Total non-current liabilities	488,274	106,337

TOTAL LIABILITIES	525,847	140,261

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding as of September 30, 2022 and 2021	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(7,434,217)	(6,989,725)

Total stockholders' equity (deficit)	(419,722)	24,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$106,125	$165,031

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2022	2021

Revenue	$200,000	$700,000
Cost of revenue	10,015	81,081

Gross profit	189,985	618,919

Operating expenses
General and administrative	551,236	605,566
Allowance for non-current prepaid expense	-	1,000,000
Consulting	72,403	79,128

Total operating expenses	623,639	1,684,694

Loss from operations	(433,654)	(1,065,775)

Non-operating income (expenses)
Interest expense	(8,498)	(4,053)
Other income	60	49,600
Other expense	-	(1,293)

Total non-operating (expenses) income, net	(8,438)	44,254

Loss before income tax	(442,092)	(1,021,521)
Income tax	2,400	2,400

Net loss	$(444,492)	$(1,023,921)

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2020	64,778,050	$64,778	$6,949,717	$(5,965,804)	$1,048,691

Net loss	-	-	-	(1,023,921)	(1,023,921)

Balance at September 30, 2021	64,778,050	64,778	6,949,717	(6,989,725)	24,770

Net loss	-	-	-	(444,492)	(444,492)

Balance at September 30, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(444,492)	$(1,023,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,914	2,191
Allowance of non-current prepaid expense	-	1,000,000
Operating lease expense	26,455	27,409
PPP loan forgiveness	-	(49,600)
Changes in assets and liabilities:
Prepaid expenses	10,864	(13,058)
Other payables	(22,126)	22,299
Accrued interest	4,466	3,033
Payment of lease liability	(26,925)	(26,795)

Net cash used in operating activities	(449,844)	(58,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	350,000	-
Repayment of loan payable	(2,663)	(525)

Net cash provided by (used in) financing activities	347,337	(525)

NET DECREASE IN CASH AND EQUIVALENTS	(102,507)	(58,967)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	135,503	194,470

CASH AND EQUIVALENTS, END OF YEAR	$32,996	$135,503

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$4,032	$1,022

Supplemental disclosures of non-cash operating activities:
Lease liabilities arising from obtaining right-of-use assets	$80,180	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Basis of Consolidation

The consolidated financial statements include the accounts of Fuse Group and its subsidiaries, Processing, Trading, and Biotech. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period’s accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no effect on the reported results of operations.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $32,996 and $135,503 in cash at September 30, 2022 and 2021, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other payables and accrued expenses, approximate their fair value because of the short maturity of those instruments.

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

As of September 30, 2022 and 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at September 30, 2022 and 2021.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of September 30, 2022, the Company had no unrecognized tax benefits and there were no charges during the year ended September 30, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2022. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2022 and 2021.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The adoption of this ASU does not have a significant impact on the Company’s consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,434,217 at September 30, 2022, the Company incurred net loss of $444,492 for the year ended September 30, 2022, and the Company had cash outflow from operating activities of $449,844 for the year ended September 30, 2022. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (see Note 1). These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2022 and 2021 consisted of the following:

	September 30, 2022	September 30, 2021

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,759)
Computer equipment, net	-	93

Office furniture	12,746	12,746
Less accumulated depreciation	(10,470)	(8,649)
Office furniture, net	2,276	4,097
Total property and equipment, net	$2,276	$4,190

Depreciation for the years ended September 30, 2022 and 2021 was $1,914 and $2,191, respectively.

Note 5 – Prepaid Expenses

As of September 30, 2022, the Company had current prepaid OTC listing fee of $12,018. As of September 30, 2021, the Company had current prepaid Director & Officer insurance and OTC listing fee of $22,882.

At September 30, 2022 and 2021, the Company had noncurrent prepaid expense of $0. On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term. On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement to January 3, 2018 at no additional cost, and the Agreement was subsequently further extended to July 3, 2018. The consultant provided Processing with market research findings, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller for the purchase of concessions rights to five mineral locations located in different areas of Mexico for an aggregate purchase price of $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions from the seller, effective until September 30, 2018. The parties entered into an oral agreement that the Company would pay a purchase price of $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to the Mexican company. The acquisition has not been completed yet as the Company is waiting for the completion of the transfer of shares of the Mexican company from the sellers to the Processing. The remaining $1,000,000 of consulting fees, which arises from the acquisition of assets in Mexico, would be part of the asset acquisition costs upon completion of the asset acquisition in accordance with FASB ASC 805-50-30-1. However, as of September 30, 2021, there is no expected closing date because the Company cannot reasonably estimate when the shareholders of Portafolio would be able to complete the transfer of their equity interest in Portafolio to the Processing which is subject to the approval from the local Mexican government to complete the transaction. Accordingly, the Company has recorded an allowance for such non-current prepaid expenses of $1,000,000 as of September 30, 2021. As of September 30, 2022, the transaction has not been closed because the transfer of the equity interest in Portafolio to the Processing has not been completed.

Note 6 – Convertible Notes

On February 15, 2022, March 23, 2022, June 9, 2022, July 1, 2022 and August 19, 2022, the Company signed five convertible promissory notes purchase agreements with the principal of $100,000, $100,000, $50,000, $50,000 and $50,000, respectively, with conversion price of $0.45 per share of the Company’s common stock for each note; each convertible note had a two-year term, bears interest on the unpaid principal thereof at the rate of 3% per annum until notes are fully paid. For the year ended September 30, 2022, the Company recorded $4,466 interest expense for the convertible promissory notes. As of September 30, 2022, the Company had outstanding convertible notes and accrued interest of $350,000 and $4,466, respectively.

Note 7 – Other Payables

As of September 30, 2022 and 2021, the Company had other payables of $4,670 and $26,796, respectively. As of September 30, 2022, other payables mainly consisted of salary payable of $4,670. As of September 30, 2021, other payables mainly consisted of salary payable of $1,720, audit fee of $9,000 and legal fee of $16,076.

Note 8 – Loans Payable

On May 14, 2020, Processing received $49,600 from the Paycheck Protection Program loan (“PPP loan”) from U.S. Small Business Administration (“the SBA”). The loan was to be forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, had annual interest of 1%. Loan repayments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. In the end of 2020, the U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they reduced full-time equivalent or salaries. The forgiveness application processing time may also be shorter. Fuse Processing PPP loan forgiveness was approved in June 2021, the Company recorded $49,600 PPP loan forgiveness as other income during the year ended September 30, 2021.

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the years ended September 30, 2022 and 2021, the Company recorded $4,032 and $4,053, respectively, as interest expense for the EIDL loan. For the years ended September 30, 2022 and 2021, the Company made $6,180 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of September 30, 2022, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending September 30,	Amount
2023	$2,230
2024	2,316
2025	2,404
2026	2,496
2027	2,591
Thereafter	94,300
Total	$106,337

Note 9 – Income Tax

At September 30, 2022, and 2021, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.87 million and $4.81 million for each of Federal and California state at September 30, 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.36 million as of September 30, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,358,751	$1,224,009
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	431	562
Less valuation allowance	(1,639,018)	(1,504,407)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.01%
Permanent difference	0.00%	0.12%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.44)%	(6.97)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	28.07%
Effective income tax rate	0.54%	0.23%

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

For the years ended September 30, 2022 and 2021, the Company recorded revenue of $200,000 and $700,000 for the services provided, respectively.

For the year ended September 30, 2022, the Company had one customer which accounted for 100% of the Company’s revenue.

For the years ended September 30, 2021, the Company had three customers which accounted for 43%, 43% and 14% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of September 30, 2022 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the years Ended September 30,
	2022	2021
Operating Lease costs	$26,455	$27,409
Weighted Average Remaining Lease Term	2.17	0.25
Weighted Average Discount Rate	5%	4%

The following is a schedule of maturities of lease liabilities as of September 30, 2022:

For the year ending September 30,	Operating Leases
2023	$28,638
2024	30,180
2025	5,070
Total lease payments	63,888
Less: imputed interest	(3,514)
Total lease liabilities	60,374
Less: current portion	(26,207)
Lease liabilities – non-current portion	$34,167

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the years ended September 30, 2022 and 2021, the Company spent $0 on this mine. The Company was expected to spend an additional $1.56 million on this project as of September 30, 2022. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Employment Agreement

On August 22, 2021, the Company entered into an Employment Agreement with Mr. Michael Viotto, the Company’s Chief Financial Officer (“CFO”), to serve in such position for a one-year term, effective August 22, 2021. Under the terms of the Agreement, Mr. Viotto would receive an annual salary of $50,000, and would be eligible for an annual cash bonus in the Board’s sole discretion.

On August 22, 2022, the Company entered into an Employment Agreement with Mr. Michael Viotto, the Company’s Chief Financial Officer, to serve in such position for a one-year term, effective August 22, 2022. Under the terms of the Agreement, Mr. Viotto would receive an annual salary of $50,000, and would be eligible for an annual cash bonus in the Board’s sole discretion.

Effective on November 30, 2022, Mr. Viotto resigned from his position of CFO as well as the member of the Board of Directors of the Company.

Note 13 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following subsequent event to disclose in its consolidated financial statements:

On October 6, 2022, the Company signed a convertible promissory note purchase agreement for the principal of $50,000 with conversion price of $0.45 per share of the Company’s common stock; the convertible note has a two-year term, bears interest at the rate of 3% per annum until note are fully paid.

On November 7, 2022, the Company signed a convertible promissory note purchase agreement for the principal of $50,000 with conversion price of $0.45 per share of the Company’s common stock; the convertible note has a two-year term, bears interest at the rate of 3% per annum until note are fully paid.

On December 16, 2022, the Company signed a convertible promissory note purchase agreement for the principal of $50,000 with conversion price of $0.45 per share of the Company’s common stock; the convertible note has a two-year term, bears interest at the rate of 3% per annum until note are fully paid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuse Group Holding Inc.

	By:	/s/ Umesh Patel
Umesh Patel
Date: December 29, 2022		Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and accounting officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 29, 2022
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and accounting officer)

/s/ Man Shek (Alex) Ng
Man Shek (Alex) Ng	December 29, 2022
Director