Form 10-Q
period 2022-12-31
FUSE GROUP HOLDING INC.
filed 2023-02-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2023 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND SEPTEMBER 30, 2022

(UNAUDITED)

	DECEMBER 31, 2022 (UNAUDITED)	SEPTEMBER 30, 2022

ASSETS

CURRENT ASSETS
Cash and equivalents	$67,581	$32,996
Prepaid expenses	8,295	12,018

Total current assets	75,876	45,014

NON-CURRENT ASSETS
Prepaid expense, net of allowance	-	-
Property and equipment, net	1,821	2,276
Right-of-use asset, net	52,372	58,835

Total non-current assets	54,193	61,111

TOTAL ASSETS	$130,069	$106,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables	$3,932	$4,670
Accrued interest on convertible notes	7,750	4,466
Loan payable	2,251	2,230
Lease liability	27,000	26,207

Total current liabilities	40,933	37,573

NON-CURRENT LIABILITIES
Convertible notes	500,000	350,000
Lease Liability	27,200	34,167
Loan payable	103,537	104,107

Total non-current liabilities	630,737	488,274

TOTAL LIABILITIES	671,670	525,847

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding as of December 31, 2022 and September 30, 2022	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(7,556,096)	(7,434,217)

Total stockholders' deficit	(541,601)	(419,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,069	$106,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2022	2021

Revenue	$-	$200,000
Cost of revenue	-	10,015

Gross profit	-	189,985

Operating expenses
General and administrative	99,701	161,438
Consulting	15,500	18,384

Total operating expenses	115,201	179,822

Income (loss) from operations	(115,201)	10,163

Non-operating expenses
Interest expense	(4,278)	(1,015)
Other expense	-	(844)

Total non-operating expenses, net	(4,278)	(1,859)

Income (loss) before income tax	(119,479)	8,304
Income tax	2,400	2,400

Net income (loss)	$(121,879)	$5,904

Basic weighted average shares outstanding	64,778,050	64,778,050

Basic loss per share	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121,879)	$5,904
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	455	548
Operating lease expense	7,193	2,478
Changes in assets and liabilities:
Prepaid expenses	3,723	11,912
Accounts receivable	-	(50,000)
Other payables	(738)	(20,332)
Accrued interest	3,284	-
Payment of lease liability	(6,903)	(4,488)

Net cash used in operating activities	(114,865)	(53,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	150,000	-
Repayment of loan payable	(550)	(530)

Net cash provided by (used in) financing activities	149,450	(530)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	34,585	(54,508)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	32,996	135,503

CASH AND EQUIVALENTS, END OF PERIOD	$67,581	$80,995

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$995	$1,015

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 1, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

Net loss	-	-	-	(121,879)	(121,879)

Balance at December 31, 2022	64,778,050	$64,778	$6,949,717	$(7,556,096)	$(541,601)

Balance at October 1, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net income	-	-	-	5,904	5,904

Balance at December 31, 2021	64,778,050	$64,778	$6,949,717	$(6,983,821)	$30,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND SEPTEMBER 30, 2022

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

Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, previously filed with the SEC on December 29, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2022, its consolidated results of operations and cash flows for the three months ended December 31, 2022 and 2021, as applicable, were made.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $67,581 and $32,996 in cash at December 31, 2022 and September 30, 2022, respectively.

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

As of December 31, 2022 and September 30, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at December 31, 2022 and September 30, 2022.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of December 31, 2022, the Company had no unrecognized tax benefits and there were no charges during the three months ended December 31, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of December 31, 2022. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2022 and September 30, 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,556,096 at December 31, 2022, the Company incurred net loss of $121,879 for the three months ended December 31, 2022, and the Company had cash outflow from operating activities of $114,865 for the three months ended December 31, 2022. In addition, the Company’s business and services and results of operations have been adversely affected and continue to be adversely affect by the COVID-19 (see Note 1). These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31, 2022	September 30, 2022

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(10,925)	(10,470)
Office furniture, net	1,821	2,276
Total property and equipment, net	$1,821	$2,276

Depreciation for the three months ended December 31, 2022 and 2021 was $455 and $548, respectively.

Note 5 – Prepaid Expenses

As of December 31, 2022 and September 30, 2022, the Company had current prepaid OTC listing fee of $8,295 and $12,018, respectively.

Note 6 – Convertible Notes

On February 15, 2022, March 23, 2022, June 9, 2022, July 1, 2022, August 19, 2022, October 6, 2022, November 7, 2022 and December 16, 2022, the Company signed eight convertible promissory notes purchase agreements with the principal of $100,000, $100,000, $50,000, $50,000, $50,000, $50,000, $50,000 and $50,000, respectively, with conversion price of $0.45 per share of the Company’s common stock for each note; each convertible note had a two-year term, bears interest on the unpaid principal thereof at the rate of 3% per annum until notes are fully paid. For the three months ended December 31, 2022, the Company recorded $3,284 interest expense for the convertible promissory notes. As of December 31, 2022, the Company had outstanding convertible notes and accrued interest of $500,000 and $7,750, respectively. As of September 30, 2022, the Company had outstanding convertible notes and accrued interest of $350,000 and $4,466, respectively.

Note 7 – Other Payables

As of December 31, 2022 and September 30, 2022, the Company had other payables of $3,932 and $4,670, respectively. As of December 31, 2022, other payables mainly consisted of payroll tax payable of $2,202 and salary payable of $1,730. As of September 30, 2022, other payables mainly consisted of salary payable of $4,670.

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

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the three months ended December 31, 2022 and 2021, the Company recorded $995 and $1,015, respectively, as interest expense for the EIDL loan. For the three months ended December 31, 2022 and 2021, the Company made $1,545 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of December 31, 2022, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending December 31,	Amount
2023	$2,251
2024	2,337
2025	2,426
2026	2,519
2027	2,615
Thereafter	93,640
Total	$105,788

Note 9 – Income Tax

At December 31, and September 30, 2022, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $4.99 million and $4.93 million for each of Federal and California state at December 31, 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.39 million as of December 31, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2022 and September 30, 2022 are as follows:

	December 31, 2022	September 30, 2022
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,392,105	$1,358,751
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	512	431
Less valuation allowance	(1,672,453)	(1,639,018)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	21.00%
Federal income tax rate difference	0.00%	0.03%
Permanent difference	0.00%	4.84%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(4.97)%	7.02%
Change in valuation allowance on net operating loss carry-forwards	27.98%	(3.99)%
Effective income tax rate	2.01%	28.90%

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

For the three months ended December 31, 2022 and 2021, the Company recorded revenue of $0 and $200,000 for the services provided, respectively.

For the three months ended December 31, 2022, the Company had no customer which accounted for more than 10% of the Company’s revenue.

For the three months ended December 31, 2021, the Company had one customer which accounted for 100% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of December 31, 2022 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the three months Ended December 31,
	2022	2021
Operating Lease costs	$7,193	$2,478
Weighted Average Remaining Lease Term	1.84	0
Weighted Average Discount Rate	5%	4%

The following is a schedule of maturities of lease liabilities as of December 31, 2022:

For the year ending December 31,	Operating Leases
2023	$29,100
2024	27,884
Total lease payments	56,984
Less: imputed interest	(2,784)
Total lease liabilities	54,200
Less: current portion	(27,000)
Lease liabilities – non-current portion	$27,200

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2022 and 2021, the Company spent $0 on this mine. The Company was expected to spend an additional $1.56 million on this project as of December 31, 2022. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and the Company have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

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

On January 30, 2023, the Company signed a convertible promissory note purchase agreement for the principal of $50,000 with conversion price of $0.45 per share of the Company’s common stock; the convertible note has a two-year term, bears interest at the rate of 3% per annum until note are fully paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended September 30, 2022 (the “2022 Form 10K) and those set forth from time to time in our other filings with the SEC. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2022 Form 10-K..

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

Results of operations for the three months ended December 31, 2022 and 2021

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

Our revenue for the three months ended December 31, 2022 was nil. For the three months ended December 31, 2021, we provided two potential mine opportunities in Mexico to a client. For the three months ended December 31, 2021, the Company recorded revenue of $200,000 for the services provided. Our cost of revenues for the three months ended December 31, 2022 and 2021 was nil and $10,015, respectively, which was mainly for the consulting expenses paid for mine expertise during the mine due diligence period for the three months ended December 31, 2021, resulting in a gross profit of nil and $189,985 for the three months ended December 31, 2022 and 2021, respectively.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2022 and 2021 are in the table below:

	2022	2021	Increase (Decrease)

General and administrative	$99,701	$161,438	$(61,737)
Consulting fees	15,500	18,384	(2,884)
Total operating expenses	$115,201	$179,822	$(64,621)

The decrease in our operating expenses for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was mainly due to decreased auditing fee by $22,000, decreased insurance expense by approximately $8,410, decreased lawyer fee by approximately $6,180, decreased payroll expenses by approximately $12,780, and decreased professional fee by approximately $7,040.

Non-operating income (expenses), net

Net non-operating expense was $4,278 for the three months ended December 31, 2022, compared to non-operating expense of $1,859 for the three months ended December 31, 2021. For the three months ended December 31, 2022, non-operating expense mainly consist of interest expense on EIDL of $995, interest expense on convertible note of $3,283. For the three months ended December 31, 2021, non-operating expense mainly consist of interest expense on EIDL of $1,015 and bank service charge of $352 and other expenses of $492.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022

Total current assets	$75,876	$45,014
Total current liabilities	40,933	37,573
Working capital	$34,943	$7,441

Liquidity

During the three months ended December 31, 2022 and 2021, we had net loss of $121,879 and net income of $5,904, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2022 and 2021:

	2022	2021

Net cash used in operating activities	$(114,865)	$(53,978)
Net cash provided by (used in) financing activities	149,450	(530)
Net increase (decrease) in cash	$34,585	$(54,508)

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2022 and 2021 was $114,865 and $53,978, respectively. The increase in cash outflow during the three months ended December 31, 2022 was mainly due to increased cash outflow resulted from net loss after noncash adjustment by $123,161, but was partly offset by decreased cash outflow on accounts receivable by $50,000, and decreased cash outflow on other payable by $19,594.

Cash Flows from Investing Activities

During the three months ended December 31, 2022 and 2021, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash provided by financing activities for the three months ended December 31, 2022 was $149,450 compared to cash used in financing activities for the three months ended December 31, 2021 was $530. For the three months ended December 31, 2022, cash provided by financing activities mainly consisted of proceeding from convertible notes of $150,000 but was partly offset by repayment to EIDL loan of $550. For the three months ended December 31, 2021, cash used in financing activities mainly consisted of repayment to EIDL loan of $530.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of December 31, 2022, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2022. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE GROUP HOLDING INC.

By:	/s/ Umesh Patel
Umesh Patel
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, principal financial officer and accounting officer)

February 14, 2023