Form 10-Q
period 2023-03-31
FUSE GROUP HOLDING INC.
filed 2023-05-12
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2023 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	64,778,050

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2023	SEPTEMBER 30, 2022

ASSETS

CURRENT ASSETS
Cash and equivalents	$39,724	$32,996
Prepaid expenses	5,236	12,018

Total current assets	44,960	45,014

NON-CURRENT ASSETS
Property and equipment, net	1,366	2,276
Right-of-use asset, net	45,829	58,835

Total non-current assets	47,195	61,111

TOTAL ASSETS	$92,155	$106,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expense	$2,842	$-
Other payables	4,885	4,670
Accrued interest on convertible notes	11,835	4,466
Lease liability	27,701	26,207
Loan payable	2,087	2,230
Convertible notes	200,000	-

Total current liabilities	249,350	37,573

NON-CURRENT LIABILITIES
Convertible notes	400,000	350,000
Lease Liability	19,905	34,167
Loan payable	102,959	104,107

Total non-current liabilities	522,864	488,274

TOTAL LIABILITIES	772,214	525,847

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(7,694,554)	(7,434,217)

Total stockholders’ deficit	(680,059)	(419,722)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$92,155	$106,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022	2023	2022

Revenue	$-	$200,000	$-	$-
Cost of revenue	-	10,015	-	-

Gross profit	-	189,985	-	-

Operating expenses
General and administrative	217,583	343,156	117,882	181,718
Consulting	31,000	42,413	15,500	24,029

Total operating expenses	248,583	385,569	133,382	205,747

Loss from operations	(248,583)	(195,584)	(133,382)	(205,747)

Non-operating expenses
Interest expense	(9,354)	(2,462)	(5,076)	(1,447)
Other expense, net	-	(1,049)	-	(205)

Total non-operating expenses	(9,354)	(3,511)	(5,076)	(1,652)

Loss before income tax	(257,937)	(199,095)	(138,458)	(207,399)
Income tax	2,400	2,400	-	-

Net loss	$(260,337)	$(201,495)	$(138,458)	$(207,399)

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,337)	$(201,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	910	1,003
Operating lease expense	14,386	12,069
Changes in assets and liabilities:
Prepaid expenses	6,782	18,216
Accrued expense	2,842	-
Other payables	215	(14,618)
Accrued interest	7,369	437
Payment of lease liability	(14,148)	(13,464)

Net cash used in operating activities	(241,981)	(197,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	250,000	200,000
Repayment of loan payable	(1,291)	(887)

Net cash provided by financing activities	248,709	199,113

NET INCREASE IN CASH AND EQUIVALENTS	6,728	1,261

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	32,996	135,503

CASH AND EQUIVALENTS, END OF PERIOD	$39,724	$136,764

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$1,985	$-

Supplemental disclosures of non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$80,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

Net loss	-	-	-	(121,879)	(121,879)

Balance at December 31, 2022	64,778,050	64,778	6,949,717	(7,556,096)	(541,601)

Net loss	-	-	-	(138,458)	(138,458)

Balance at March 31, 2023	64,778,050	$64,778	$6,949,717	$(7,694,554)	$(680,059)

Balance at September 30, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net income	-	-	-	5,904	5,904

Balance at December 31, 2021	64,778,050	64,778	6,949,717	(6,983,821)	30,674

Net loss	-	-	-	(207,399)	(207,399)

Balance at March 31, 2022	64,778,050	$64,778	$6,949,717	$(7,191,220)	$(176,725)

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

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2023, its consolidated results of operations and cash flows for the six months ended March 31, 2023 and 2022, as applicable, were made.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $39,724 and $32,996 in cash at March 31, 2023 and September 30, 2022, respectively.

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

As of March 31, 2023 and September 30, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at March 31, 2023 and September 30, 2022.

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

Contingencies

The Company follows FASB ASC 450-20 to account for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of March 31, 2023, the Company had no unrecognized tax benefits and there were no charges during the six months ended March 31, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of March 31, 2023. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2023 and September 30, 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,694,554 at March 31, 2023, the Company incurred net loss of $260,337 for the six months ended March 31, 2023, and the Company had cash outflow from operating activities of $241,981 for the six months ended March 31, 2023. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31, 2023	September 30, 2022

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(11,380)	(10,470)
Office furniture, net	1,366	2,276
Total property and equipment, net	$1,366	$2,276

Depreciation for the six months ended March 31, 2023 and 2022 was $910 and $1,003, respectively.

Depreciation for the three months ended March 31, 2023 and 2022 was $455 and $455, respectively.

Note 5 – Prepaid Expenses

As of March 31, 2023 and September 30, 2022, the Company had current prepaid expenses of $5,236 and $12,018, respectively. As of March 31, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $4,908 and prepaid SBA loan interest of $328. As of September 30, 2022, prepaid expense mainly consisted of prepaid OTC listing fee of $12,018.

Note 6 – Convertible Notes

Convertible notes at March 31, 2023 and September 30, 2022 consisted of the following:

	Convertible Notes
	March 31, 2023	September 30, 2022
Convertible notes – current	$200,000	$-
Convertible notes – non-current	400,000	350,000
Accrued interest	11,835	4,466
Total outstanding balance	$611,835	$354,466

From February 15, 2022, through February 24, 2023, the Company signed ten convertible promissory notes purchase agreements with total principal of $600,000, each convertible note had a conversion price of $0.45 per share of the Company’s common stock; each convertible note had a two-year term, bears interest on the unpaid principal thereof at the rate of 3% per annum until notes are fully paid. For the six months ended March 31, 2023 and 2022, the Company recorded $7,369 and $437 interest expense for the convertible promissory notes, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded $4,085 and $437 interest expense for the convertible promissory notes, respectively. As of March 31, 2023, the Company had outstanding convertible notes and accrued interest of $600,000 and $11,835, respectively. As of September 30, 2022, the Company had outstanding convertible notes and accrued interest of $350,000 and $4,466, respectively.

Note 7 – Other Payables

As of March 31, 2023 and September 30, 2022, the Company had other payables of $4,885 and $4,670, respectively. As of March 31, 2023, other payables mainly consisted of payroll tax payable of $1,914 and salary payable of $2,971. As of September 30, 2022, other payables mainly consisted of salary payable of $4,670.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the six months ended March 31, 2023 and 2022, the Company recorded $1,985 and $2,026, respectively, as interest expense for the EIDL loan. For the three months ended March 31, 2023 and 2022, the Company recorded $990 and $1,011, respectively, as interest expense for the EIDL loan. For the six months ended March 31, 2023 and 2022, the Company made $3,605 and $3,090 (including principal and interest) repayment of the EIDL loan, respectively. For the three months ended March 31, 2023 and 2022, the Company made $2,060 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of March 31, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending March 31,	Amount
2023	$2,087
2024	2,359
2025	2,449
2026	2,543
2027	2,640
Thereafter	92,968
Total	$105,046

Note 9 – Income Tax

At March 31, 2023 and September 30, 2022, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.13 million and $5.07 million for each of Federal and California state at March 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.43 million as of March 31, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of March 31, 2023 and September 30, 2022 are as follows:

	March 31, 2023	September 30, 2022
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,430,864	$1,358,751
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	497	431
Less valuation allowance	(1,711,197)	(1,639,018)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.00%	0.74%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.05)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	28.45%
Effective income tax rate	0.93%	1.21%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.00%	0.52%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	27.46%
Effective income tax rate	0.00%	0.00%

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

For the six months ended March 31, 2023 and 2022, the Company recorded revenue of $0 and $200,000 for the services provided, respectively.

For the three months ended March 31, 2023 and 2022, the Company recorded revenue of $0 and $0 for the services provided, respectively.

For the six and three months ended March 31, 2023, the Company had no customer which accounted for more than 10% of the Company’s revenue.

For the six and three months ended March 31, 2022, the Company had one customer which accounted for 100% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of March 31, 2023 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the Six Months Ended March 31,
	2023	2022
Operating Lease costs	$14,386	$12,069
Weighted Average Remaining Lease Term	1.59	2.67
Weighted Average Discount Rate	5%	5%

	For the Three Months Ended March 31,
	2023	2022
Operating Lease costs	$7,193	$9,591
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of March 31, 2023:

For the year ending March 31,	Operating Leases
2024	$29,460
2025	20,280
Total lease payments	49,740
Less: imputed interest	(2,134)
Total lease liabilities	47,606
Less: current portion	27,701
Lease liabilities – non-current portion	$19,905

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advices on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2023 with the same terms. On April 1, 2023, the Company and the consulting company mutually agreed to extend the consultancy agreement for another year to March 31, 2024 at no further cost.

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the six and three months ended March 31, 2023 and 2022, the Company spent $0 on this mine. The Company was expected to spend an additional $1.56 million on this project as of March 31, 2023. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Note 13 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following subsequent event to disclose in its consolidated financial statements:

On April 10, 2023, the Company signed a convertible promissory note purchase agreement for the principal of $50,000 with conversion price of $0.45 per share of the Company’s common stock; the convertible note has a two-year term, bears interest at the rate of 3% per annum,  which are payable on April 10 of 2024 and 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended September 30, 2022 (the “2022 Form 10K) and those set forth from time to time in our other filings with the SEC. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2022 Form 10-K.

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops opportunities in mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

Our business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. The pandemic negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients, and might continue to disrupt or delay our projects and services, which will depend, new development of COVID-19 and severity of the restrictions and other limitations imposed by the government. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The global economy has also been materially negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. The U.S. and global growth forecast is extremely uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

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

Results of operations for the six months ended March 31, 2023 and 2022

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

Our revenue for the six months ended March 31, 2023 was nil. For the six months ended March 31, 2022, we provided two potential mine opportunities in Mexico to a client. For the six months ended March 31, 2022, the Company recorded revenue of $200,000 for the services provided. Our cost of revenues for the six months ended March 31, 2023 and 2022 was nil and $10,015, respectively, which was mainly for the consulting expenses paid for mine expertise during the mine due diligence period for the six months ended March 31, 2022, resulting in a gross profit of nil and $189,985 for the six months ended March 31, 2023 and 2022, respectively.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2023 and 2022 are in the table below:

	2023	2022	Increase (Decrease)

General and administrative	$217,583	$343,156	$(125,573)
Consulting fees	31,000	42,413	(11,413)
Total operating expenses	$248,583	$385,569	$(136,986)

The decrease in our operating expenses for the six months ended March 31, 2023, compared to the six months ended March 31, 2022, was mainly due to a decrease in consulting fee by $11,413, a decrease in auditing fee by $63,000, a decrease in payroll expense by $25,283, a decrease in lawyer fee by $13,745 and a decrease in other G&A expenses by $23,545.

Non-operating income (expenses), net

Net non-operating expense was $9,354 for the six months ended March 31, 2023, compared to non-operating expense of $3,511 for the six months ended March 31, 2022. For the six months ended March 31, 2023, non-operating expenses mainly consist of interest expense on EIDL of $1,985, interest expense on convertible note of $7,369. For the six months ended March 31, 2022, non-operating expense mainly consist of interest expense on EIDL of $2,026 and bank service charge of $557 and other expenses of $928.

Results of operations for the three months ended March 31, 2023 and 2022

Revenue and Cost of Revenue

For the three months ended March 31, 2023 and 2022, the Company recorded revenue of $0 and $0, respectively for the services provided. Our cost of revenues for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2023 and 2022 are outlined in the table below:

	2023	2022	Increase (Decrease)

General and administrative	$117,882	$181,718	$(63,836)
Consulting fees	15,500	24,029	(8,529)
Total operating expenses	$133,382	$205,747	$(72,365)

The decrease in our operating expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was mainly due to a decrease in consulting fee by $8,529, a decrease in auditing fee by $41,000, a decrease in payroll expense by $12,500, a decrease in lawyer fee by $7,556 and a decrease in other G&A expenses by $2,780.

Non-operating expenses, net

Net non-operating expenses were $5,076 for the three months ended March 31, 2023, compared to $1,652 for the three months ended March 31, 2022. For the three months ended March 31, 2023, non-operating expenses mainly consist of interest on EIDL loan of $990, interest expense on convertible note of $4,086. For the three months ended March 31, 2022, non-operating expenses mainly consist of interest on EIDL loan of $1,011 and other expenses of $641.

Liquidity and Capital Resources

The table below provides selected working capital information as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022

Total current assets	$44,960	$45,014
Total current liabilities	249,350	37,573
Working capital	$(204,390)	$7,441

Liquidity

During the six months ended March 31, 2023 and 2022, we had net loss of $260,337 and net loss of $201,495, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the six months ended March 31, 2023 and 2022:

	2023	2022

Net cash used in operating activities	$(241,981)	$(197,852)
Net cash provided by financing activities	248,709	199,113
Net increase in cash	$6,728	$1,261

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2023 and 2022 was $241,982 and $197,852, respectively. The increase in cash outflow during the six months ended March 31, 2023 was due to increased cash outflow resulted from net loss after noncash adjustment by $56,618, which was partly offset by decreased cash outflow of other payable by $14,833.

Cash Flows from Investing Activities

During the six months ended March 31, 2023 and 2022, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the six months ended March 31, 2023 and 2022, was $248,709 and $199,113, respectively. For the six months ended March 31, 2023, cash provided by financing activities mainly consisted of proceeds from issuance of five convertible notes $250,000, but partly offset with $1,291 repayment to EIDL loan. For the six months ended March 31, 2022, cash provided by financing activities mainly consisted of proceeds from issuance of four convertible notes $200,000, but partly offset with $887 repayment to EIDL loan.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of March 31, 2023, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 12, 2023