Form 10-Q
period 2023-06-30
FUSE GROUP HOLDING INC.
filed 2023-08-11
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(626) 977-0000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2023 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	66,370,866

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2023	SEPTEMBER 30, 2022

ASSETS

CURRENT ASSETS
Cash and equivalents	$22,075	$32,996
Prepaid expenses	16,353	12,018

Total current assets	38,428	45,014

NON-CURRENT ASSETS
Property and equipment, net	910	2,276
Right-of-use asset, net	39,203	58,835

Total non-current assets	40,113	61,111

TOTAL ASSETS	$78,541	$106,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables	$2,970	$4,670
Accrued interest on convertible notes	16,767	4,466
Lease liability	28,410	26,207
Loan payable	1,918	2,230
Convertible notes	250,000	-

Total current liabilities	300,065	37,573

NON-CURRENT LIABILITIES
Convertible notes	450,000	350,000
Lease Liability	12,518	34,167
Loan payable	102,377	104,107

Total non-current liabilities	564,895	488,274

TOTAL LIABILITIES	864,960	525,847

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 64,778,050 shares issued and outstanding	64,778	64,778
Additional paid-in capital	6,949,717	6,949,717
Accumulated deficit	(7,800,914)	(7,434,217)

Total stockholders’ deficit	(786,419)	(419,722)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,541	$106,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Revenue	$-	$200,000	$-	$-
Cost of revenue	-	10,015	-	-

Gross profit	-	189,985	-	-

Operating expenses
General and administrative	301,873	451,681	84,290	108,525
Consulting	46,500	61,333	15,500	18,920

Total operating expenses	348,373	513,014	99,790	127,445

Loss from operations	(348,373)	(323,029)	(99,790)	(127,445)

Non-operating expenses
Interest expense	(15,924)	(5,050)	(6,570)	(2,588)
Other income (expense), net	-	(647)	-	402

Total non-operating expenses	(15,924)	(5,697)	(6,570)	(2,186)

Loss before income tax	(364,297)	(328,727)	(106,360)	(129,632)
Income tax	2,400	2,400	-	-

Net loss	$(366,697)	$(331,127)	$(106,360)	$(129,632)

Basic weighted average shares outstanding	64,778,050	64,778,050	64,778,050	64,778,050

Basic loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366,697)	$(331,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,366	1,459
Operating lease expense	21,579	19,262
Changes in assets and liabilities:
Prepaid expenses	(4,335)	7,327
Other payables	(1,700)	(14,126)
Accrued interest	12,301	2,019
Payment of lease liability	(21,393)	(20,194)

Net cash used in operating activities	(358,879)	(335,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	350,000	250,000
Repayment of loan payable	(2,042)	(2,119)

Net cash provided by financing activities	347,958	247,881

NET DECREASE IN CASH AND EQUIVALENTS	(10,921)	(87,499)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	32,996	135,503

CASH AND EQUIVALENTS, END OF PERIOD	$22,075	$48,004

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$3,623	$-

Supplemental disclosures of non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$80,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

Net loss	-	-	-	(121,879)	(121,879)

Balance at December 31, 2022	64,778,050	64,778	6,949,717	(7,556,096)	(541,601)

Net loss	-	-	-	(138,458)	(138,458)

Balance at March 31, 2023	64,778,050	64,778	6,949,717	(7,694,554)	(680,059)

Net loss	-	-	-	(106,360)	(106,360)

Balance at June 30, 2023	64,778,050	$64,778	$6,949,717	$(7,800,914)	$(786,419)

Balance at September 30, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net income	-	-	-	5,904	5,904

Balance at December 31, 2021	64,778,050	64,778	6,949,717	(6,983,821)	30,674

Net loss	-	-	-	(207,399)	(207,399)

Balance at March 31, 2022	64,778,050	64,778	6,949,717	(7,191,220)	(176,725)

Net loss	-	-	-	(129,632)	(129,632)

Balance at June 30, 2022	64,778,050	$64,778	$6,949,717	$(7,320,852)	$(306,357)

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

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2023, its consolidated results of operations and cash flows for the nine months ended June 30, 2023 and 2022, as applicable, were made.

Principle of Consolidation

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $22,075 and $32,996 in cash at June 30, 2023 and September 30, 2022, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other payables, approximate their fair value because of the short maturity of those instruments.

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

As of June 30, 2023 and September 30, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at June 30, 2023 and September 30, 2022.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of June 30, 2023, the Company had no unrecognized tax benefits and there were no charges during the nine months ended June 30, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of June 30, 2023. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2023 and September 30, 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,800,914 at June 30, 2023, the Company incurred net loss of $366,697 for the nine months ended June 30, 2023, and the Company had cash outflow from operating activities of $358,879 for the nine months ended June 30, 2023. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2023 and September 30, 2022 consisted of the following:

	June 30, 2023	September 30, 2022

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(11,836)	(10,470)
Office furniture, net	910	2,276
Total property and equipment, net	$910	$2,276

Depreciation for the nine months ended June 30, 2023 and 2022 was $1,366 and $1,459, respectively.

Depreciation for the three months ended June 30, 2023 and 2022 was $456 and $456, respectively.

Note 5 – Prepaid Expenses

As of June 30, 2023 and September 30, 2022, the Company had current prepaid expenses of $16,353 and $12,018, respectively. As of June 30, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $16,353. As of September 30, 2022, prepaid expense mainly consisted of prepaid OTC listing fee of $12,018.

Note 6 – Convertible Notes

Convertible notes at June 30, 2023 and September 30, 2022 consisted of the following:

	Convertible Notes
	June 30, 2023	September 30, 2022
Convertible notes – current	$250,000	$-
Convertible notes – non-current	450,000	350,000
Accrued interest	16,767	4,466
Total outstanding balance	$716,767	$354,466

From February 15, 2022, through June 30, 2023, the Company received proceeds from twelve convertible promissory notes purchase agreements with total principal of $700,000, each convertible note had a conversion price of $0.45 per share of the Company’s common stock; each convertible note had a two-year term, bears interest on the unpaid principal thereof at the rate of 3% per annum until notes are fully paid. For the nine months ended June 30, 2023 and 2022, the Company recorded $12,301 and $2,019 interest expense for the convertible promissory notes, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded $4,932 and $1,582 interest expense for the convertible promissory notes, respectively. As of June 30, 2023, the Company had outstanding convertible notes and accrued interest of $700,000 and $16,767, respectively. As of September 30, 2022, the Company had outstanding convertible notes and accrued interest of $350,000 and $4,466, respectively.

Note 7 – Other Payables

As of June 30, 2023 and September 30, 2022, the Company had other payables of $2,970 and $4,670, respectively. As of June 30, 2023, other payables mainly consisted of salary payable of $2,970. As of September 30, 2022, other payables mainly consisted of salary payable of $4,670.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the nine months ended June 30, 2023 and 2022, the Company recorded $3,623 and $3,031, respectively, as interest expense for the EIDL loan. For the three months ended June 30, 2023 and 2022, the Company recorded $1,638 and $1,005, respectively, as interest expense for the EIDL loan. For the nine months ended June 30, 2023 and 2022, the Company made $5,665 and $4,635 (including principal and interest) repayment of the EIDL loan, respectively. For the three months ended June 30, 2023 and 2022, the Company made $2,060 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of June 30, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending June 30,	Amount
2024	$1,918
2025	2,381
2026	2,472
2027	2,567
2028	2,665
Thereafter	92,292
Total	$104,295

Note 9 – Income Tax

At June 30, 2023 and September 30, 2022, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.23 million and $5.18 million for each of Federal and California state at June 30, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.46 million as of June 30, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of June 30, 2023 and September 30, 2022 are as follows:

	June 30, 2023	September 30, 2022
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,460,642	$1,358,751
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	483	431
Less valuation allowance	(1,740,961)	(1,639,018)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended June 30, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.00%	(0.45)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.33)%	(6.25)%
Change in valuation allowance on net operating loss carry-forwards	27.99%	28.43%
Effective income tax rate	0.66%	0.73%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
Permanent difference	0.00%	(2.29)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	30.27%
Effective income tax rate	0.00%	0.00%

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

For the nine months ended June 30, 2023 and 2022, the Company recorded revenue of $0 and $200,000 for the services provided, respectively.

For the three months ended June 30, 2023 and 2022, the Company recorded revenue of $0 and $0 for the services provided, respectively.

For the nine and three months ended June 30, 2023, the Company had no customer which accounted for more than 10% of the Company’s revenue.

For the nine and three months ended June 30, 2022, the Company had one customer which accounted for 100% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of June 30, 2023 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the Nine Months Ended June 30,
	2023	2022
Operating Lease costs	$21,579	$19,262
Weighted Average Remaining Lease Term	1.34	2.34
Weighted Average Discount Rate	5%	5%

	For the Three Months Ended June 30,
	2023	2022
Operating Lease costs	$7,193	$7,193
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of June 30, 2023:

For the year ending June 30,	Operating Leases
2024	$29,820
2025	12,675
Total lease payments	42,495
Less: imputed interest	(1,567)
Total lease liabilities	40,928
Less: current portion	28,410
Lease liabilities – non-current portion	$12,518

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine and three months ended June 30, 2023 and 2022, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Note 13 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events to disclose in its consolidated financial statements:

On June 29, 2023, the Company entered into a Convertible Promissory Notes Purchase Agreement with Liu Marketing (M) SDN BHD, a company incorporated under the laws of Malaysia (the “Purchaser”). Pursuant to the agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $50,000. The Note bears interest at the rate of 3% per annum, which are payable on June 29 of 2024 and 2025. The Note will mature on the date that is twenty-four months from the date that the purchase price of the Note is paid to the Company. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $0.45 per share at any time until the total outstanding balance of the Note is paid. The Company received the proceeds from this note in July 2023.

On June 30, 2023, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Notes made by the Company in favor of Lender on February 15, 2022, March 23, 2022, June 9, 2022, July 1, 2022, August 19, 2022, October 6, 2022, November 7, 2022, December 16, 2022, January 30, 2023, February 24, 2023, April 10, 2023 and May 29, 2023 (the “Notes”), that the Lender elected to convert all of the Notes balances (including principal and interest of the Notes) of $716,767 for 1,592,816 shares of common stock of the Company (the “Shares”) at the conversion price of $0.45 per share. On July 7, 2023, the Shares were issued to the Lender pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. Our business and services and results of operations have been adversely affected and could continue to be adversely affected by the outbreaks of COVID-19 pandemic. The pandemic negatively impacted our business development, and disrupted or delayed our  mine projects and services to our clients. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. Our clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for our services and materially adversely impact our revenue. The businesses are back to normal in the U.S. and in California, although international travels and business meetings have not been back to the level as they were before COVID-19.  The situation remains highly uncertain for any further outbreak or resurgence of the COVID-19 and new variants. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 and new variants. We will continue to closely monitor the situation throughout 2023 and beyond.

The global economy has also been materially negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. The U.S. and global growth forecast are extremely uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

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

Results of operations for the nine months ended June 30, 2023 and 2022

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

Our revenue for the nine months ended June 30, 2023 was nil. For the nine months ended June 30, 2022, we provided two potential mine opportunities in Mexico to a client. For the nine months ended June 30, 2022, the Company recorded revenue of $200,000 for the services provided. Our cost of revenues for the nine months ended June 30, 2023 and 2022 was nil and $10,015, respectively, which was mainly for the consulting expenses paid for mine expertise during the mine due diligence period for the nine months ended June 30, 2022, resulting in a gross profit of nil and $189,985 for the nine months ended June 30, 2023 and 2022, respectively.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2023 and 2022 are in the table below:

	2023	2022	Increase (Decrease)

General and administrative	$301,873	$451,681	$(149,808)
Consulting fees	46,500	61,333	(14,833)
Total operating expenses	$348,373	$513,014	$(164,641)

The decrease in our operating expenses for the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022, was mainly due to a decrease in consulting fee by $14,833, a decrease in accounting fee by $57,040, a decrease in auditing fee by $11,500, a decrease in insurance expense by $11,216, a decrease in payroll expense by $37,783, a decrease in travel expense by $15,082 and a decrease in other G&A expenses by $17,187.

Non-operating income (expenses), net

Net non-operating expense was $15,924 for the nine months ended June 30, 2023, compared to non-operating expense of $5,697 for the nine months ended June 30, 2022. For the nine months ended June 30, 2023, non-operating expenses mainly consist of interest expense on EIDL of $3,623, interest expense on convertible notes of $12,301. For the nine months ended June 30, 2022, non-operating expenses mainly consist of interest expense on EIDL of $3,031 and interest expense on convertible notes of $2,019 and bank service charge of $699.

Results of operations for the three months ended June 30, 2023 and 2022

Revenue and Cost of Revenue

For the three months ended June 30, 2023 and 2022, the Company recorded revenue of $0 and $0, respectively for the services provided. Our cost of revenues for the three months ended June 30, 2023 and 2022 was $0 and $0, respectively.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2023 and 2022 are outlined in the table below:

	2023	2022	Increase (Decrease)

General and administrative	$84,290	$108,525	$(24,235)
Consulting fees	15,500	18,920	(3,420)
Total operating expenses	$99,790	$127,445	$(27,655)

The decrease in our operating expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was mainly due to a decrease in consulting fee by $3,420, a decrease in travel expense by $13,413, and a decrease in payroll expense by $12,500, which was partly offset by increased other G&A expenses by $1,678.

Non-operating expenses, net

Net non-operating expenses were $6,570 for the three months ended June 30, 2023, compared to $2,186 for the three months ended June 30, 2022. For the three months ended June 30, 2023, non-operating expenses mainly consist of interest on EIDL loan of $1,638, interest expense on convertible notes of $4,932. For the three months ended June 30, 2022, non-operating expenses mainly consist of interest on EIDL loan of $1,005, interest expense on convertible notes of $1,582 and other income $402.

Liquidity and Capital Resources

The table below provides selected working capital information as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022

Total current assets	$38,428	$45,014
Total current liabilities	300,065	37,573
Working capital	$(261,637)	$7,441

Liquidity

During the nine months ended June 30, 2023 and 2022, we had net loss of $366,697 and net loss of $331,127, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the nine months ended June 30, 2023 and 2022:

	2023	2022

Net cash used in operating activities	$(358,879)	$(335,380)
Net cash provided by financing activities	347,958	247,881
Net decrease in cash	$(10,921)	$(87,499)

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2023 and 2022 was $358,879 and $335,380, respectively. The increase in cash outflow during the nine months ended June 30, 2023 was due to increased cash outflow resulted from net loss after noncash adjustment by $33,346 and an increase in prepaid expenses by $11,662, which was partly offset by decreased cash outflow of other payable by $12,426 and increased cash inflow of accrued interest by $10,282.

Cash Flows from Investing Activities

During the nine months ended June 30, 2023 and 2022, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the nine months ended June 30, 2023 and 2022, was $347,958 and $247,881, respectively. For the nine months ended June 30, 2023, cash provided by financing activities mainly consisted of proceeds from issuance of seven convertible notes $350,000, but partly offset with $2,042 repayment to EIDL loan. For the nine months ended June 30, 2022, cash provided by financing activities mainly consisted of proceeds from issuance of three convertible notes $250,000, but partly offset with $2,119 repayment to EIDL loan.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of June 30, 2023, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 11, 2023