Form 10-K
period 2023-09-30
FUSE GROUP HOLDING INC.
filed 2023-12-27
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Registrant’s Telephone Number: (626) 977-0000

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,089,125 (based on 20,445,627 shares of common stock outstanding held by non-affiliates on such date at $0.20 per share).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 66,370,866 shares as of December 26, 2023.

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2023

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

PART I

ITEM 1 – BUSINESS

Overview and History

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently explores opportunities in mining, biotech and consulting businesses. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech was mainly engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed with the designer of the platform its function and compliance issues and believed the project has more issues and costs for compliance than originally expected. On December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech is seeking business opportunities in the biotech area.

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

On December 13, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Agreement has a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly.  The Company is diversifying its business to new growth area of consulting services, especially in the catering and culinary consulting service business.

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

We were incorporated on December 24, 2013, and as of September 30, 2023, we had accumulated a deficit of $7,909,019. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth.

If our senior executive or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. We are dependent upon Mr. Umesh Patel, our chief executive officer (“CEO”) and chief financial officer (“CFO”) and director. The loss of the service of Mr. Patel for any reason could significantly adversely impact our business and results of operations. Competition for senior management in the U.S. is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executive and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

Management determined our internal audit function is also deficient due to insufficient qualified resources to perform internal audits and we have not established an Audit Committee of our Board of Directors (“BOD”).

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

As of December 26, 2023, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 21,046,862 shares, or 31.7%, of our then outstanding common stock. Landbond’s beneficial ownership of 31.7% of our issued and outstanding common stock give it significant influence to the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated ownership could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated ownership could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a major shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

Our business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. The effects of quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business development, and disrupted or delayed our current mine projects and services to our clients during the outbreak. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as meeting with potential clients and miner owners for our consulting business and our own investment in mine projects during the outbreak.

The global economy was materially negatively affected by COVID-19 and it is difficult to predict any new variants or outbreak of COVID-19, however, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the outbreak of a pandemic could materially affect our business and the value of our common stock.

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. We currently believe that our financial resources will be adequate to see us through the next 12 months. However, in the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

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

Holders.

As of December 26, 2023, there were 79 record holders of the Company’s common stock and 66,370,866 shares of our Common Stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6 – SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in the Annual Report on Form 10-K, particularly under the heading “Risk Factors” and those set forth from time to time in our other filings with the SEC.

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops opportunities in mining, biotech and consulting areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. Our business and services and results of operations were adversely affected. The pandemic negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. Our clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for our services and materially adversely impact our revenue. The businesses are back to normal in the U.S. and in California, however, the U.S. and global growth forecast are still uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

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

On December 13, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Agreement has a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly.  The Company is diversifying its business to new growth area of consulting services, especially in the catering and culinary consulting service business.

Results of operations for the years ended September 30, 2023 and 2022

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

Our revenue for the year ended September 30, 2023 was nil. For the year ended September 30, 2022, we provided two potential mine opportunities in Mexico to a client. For the year ended September 30, 2022, the Company recorded revenue of $200,000 for the services provided. Our cost of revenues for the years ended September 30, 2023 and 2022 was nil and $10,015, respectively, which was mainly for the consulting expenses paid for mine expertise during the mine due diligence period, resulting in a gross profit of nil and $189,985 for the year ended September 30, 2023 and 2022, respectively.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2023 and 2022 are in the table below:

	2023	2022	Increase (Decrease)

General and administrative	$393,119	$551,236	$(158,117)
Consulting fees	62,000	72,403	(10,403)
Total operating expenses	$455,119	$623,639	$(168,520)

The decrease in our operating expenses for the year ended September 30, 2023, compared to the year ended September 30, 2022, was mainly due to a decrease in consulting fee by $10,403, a decrease in auditing fee by $47,000, a decrease in insurance expense by $11,216, a decrease in payroll expense by $50,283, a decrease in travel expense by $17,414, a decrease in lawyer fee by $14,895, and a decrease in other general and administrative expenses by $17,309.

Non-operating income (expenses), net

Net non-operating expenses was $17,283 for the year ended September 30, 2023, compared to non-operating expenses of $8,438 for year ended September 30, 2022. For the year ended September 30, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $4,600 and interest expense on convertible notes of $12,683. For the year ended September 30, 2022, non-operating expenses mainly consisted of interest expense on EIDL of $4,032 and interest expense on convertible notes of $4,466.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022

Total current assets	$39,256	$45,014
Total current liabilities	93,134	37,573
Working capital	$(53,878)	$7,441

Liquidity

During the years ended September 30, 2023 and 2022, we had net loss of $474,802 and net loss of $444,492, respectively.

If we are not successful in developing the mining business and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and continue to explore options to obtain additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the years ended September 30, 2023 and 2022:

	2023	2022

Net cash used in operating activities	$(439,770)	$(449,844)
Net cash provided by financing activities	433,362	347,337
Net decrease in cash	$(6,408)	$(102,507)

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2023 and 2022 was $439,770 and $449,844, respectively. The slight decrease in cash outflow during the year ended September 30, 2023 was due to increased cash inflow from other payable by $43,171, increase in cash inflow from accrued interest by $8,217, which was partly offset by increased cash outflow resulted from net loss after noncash adjustments by $28,086, increased cash outflow on prepaid expense by $11,514, and increased lease payment by $1,714.

Cash Flows from Investing Activities

During the years ended September 30, 2023 and 2022, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the years ended September 30, 2023 and 2022, was $433,362 and $347,337, respectively. For the year ended September 30, 2023, cash provided by financing activities mainly consisted of proceeds from issuance of convertible notes of $400,000, and cash advance from CEO of $35,973, which was partly offset by repayment to EIDL loan of $2,611. For the year ended September 30, 2022, cash provided by financing activities mainly consisted of proceeds from issuance of convertible notes of $350,000, which was partly offset by repayment to EIDL loan of $2,663.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance-sheet arrangements.

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

During the Company’s two fiscal years ended September 30, 2021 and through April 4, 2022, neither the Company nor anyone on its behalf consulted KCCW regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by KCCW that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

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

During the two fiscal years ended September 30, 2020 and 2019, and in the subsequent interim period through January 5, 2022, there were (i) no disagreements between the Company and Prager Metis on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager Metis, would have caused Prager Metis to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

During the two fiscal years ended September 30, 2020 and 2019, and through the interim period ended January 5, 2022, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended June 30, 2021, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:

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

During the Company’s two fiscal years ended September 30, 2021 and through January 5, 2022, neither the Company nor anyone on its behalf consulted Paris Kreit regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by Paris Kreit that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of the fiscal year ended September 30, 2023. This evaluation was conducted with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”).

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

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2023. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

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

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2023, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2. We did not implement appropriate information technology controls. As of September 30, 2023, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3. We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

ITEM 9B – OTHER INFORMATION

There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our directors or officers during the period covered by this report.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 26, 2023 the names, positions and ages of our current executive officers and directors. Our directors serve until the next meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	67	Director, Chief Executive Officer and Chief Financial Officer
Man Shek (Alex) Ng (2)	53	Director

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017 and Chief Financial Officer since November 28, 2022.
(2)	Mr. Ng has served as a director and the Company’s CFO since November 28, 2022.

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

Man Shek (Alex) Ng

Mr. Ng served as an executive director and corporate secretary of Antelope Enterprise Holdings Limited (Nasdaq: AEHL, formerly known as China Ceramics Co., Ltd.) from October 2017 to October 2022 and its operations manager from July 2017 to October 2017. Mr. Ng was the corporate secretary of Nova Lifestyle Inc. (NASDAQ: NVFY) from June 2011 to October 2016. Mr. Ng received his Bachelor’s degree in Economics from York University in Toronto, Ontario, Canada in 1994 and received a Certificate in Securities Course in 1998, a Certificate in Technical Analysis Course in 2001 and a Certificate in Derivatives Course in 2002 from The Canadian Securities Institute. The Board believes Mr. Ng is well qualified to serve as a member of the Board due to his extensive business, operation and public company experience.

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

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2023 and 2022:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2023	88,000	-	-	-	-	-	-	88,000
	2022	88,000	-	-	-	-	-	-	88,000

Michael Viotto (2)	2022	50,000	-	-	-	-	-	-	50,000

(1)	Mr. Patel was appointed as the CEO and a director on February 15, 2017 and as the CFO on November 28, 2022.

(2)	Mr. Viotto was appointed as CFO and a director on August 16, 2017 and resigned on November 27, 2022.

Outstanding Equity Awards at September 30, 2023

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2023.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2023 and 2022.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 26, 2023 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 66,370,866 shares of our Common Stock outstanding as of December 26, 2023.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 26, 2023 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 26, 2023 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	21,046,862	31.7%
E Zhao	6,987,683	10.5%
Chau-Ho Chen	6,542,683	9.8%
Cuixia Sun	6,592,684	9.9%
Umesh Patel, CEO, CFO and director(2)	3,162,511	4.8%
Man Shek (Alex) Ng, director	-	-%
All current directors and executive officers as a group (2 persons)	3,162,511	4.8%

(1) Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

(2) Including 162,511 shares directly owned by Umesh Patel and 3,000,000 shares owned by Umesh Patel and Trupit Patel Family Trust.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2023, the Company had advance of $35,973 from its CEO, for the Company’s working capital needs. The advance from its CEO did not bear any interest, and payable upon demand. Other than that, we did not enter into any transactions with our directors, officers, persons who own more than five percent of our common stock and any other related parties, or with their relatives and entities they control.

Director Independence

Our board of directors has determined that Mr. Man Shek (Alex) Ng is qualifies as “independent” as the term is defined by Nasdaq Rule as 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2023 and 2022. All of the services described in the following fee table were approved in conformity with the BOD’s pre-approval process.

	2023	2022
Audit Fees	$57,000	85,000
Tax Fees	3,300	-
All Other Fees	6,000	25,000
Total	$66,300	110,000

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

On April 5, 2022, the Company’s Board of Directors approved the engagement of KCCW Accountancy Corp. (“KCCW”), as the Company’s independent registered public accounting firm, effective as of April 5, 2022. The Board of Directors also approved KCCW to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2022. KCCW provided professional services for the audit of our fiscal year 2022 financial statement and review of our quarterly financial statements and $8,000 was paid to KCCW during the fiscal year ended September 30, 2022. KCCW provided professional services for the audit of our fiscal year 2023 financial statement and review of our quarterly financial statements and $41,000 was paid to KCCW during the fiscal year ended September 30, 2023.

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

10.22

Convertible Promissory Note Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn Bhd, dated December 16, 2022, incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 29, 2022.

10.23

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated December 16, 2022 incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 29, 2022.

10.24

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated January 30, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.

10.25

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated January 30, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.

10.26

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated February 24, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.

10.27

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated February 24, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.

10.28

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated April 10, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.

10.29

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated April 10, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.

10.30

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated May 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2023.

10.31

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated May 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2023.

10.32

Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated June 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.

10.33

Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated June 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.

10.34

Consulting Agreement by and between Fuse Group Holding, Inc. and Beijing Jixiang Fengqi Tech Company Limited, dated December 13, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2023.

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

† Management agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuse Group Holding, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Group Holding, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2023 and 2022, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

December 26, 2023

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022

ASSETS

CURRENT ASSETS
Cash and equivalents	$26,588	$32,996
Prepaid expenses	12,668	12,018

Total current assets	39,256	45,014

NON-CURRENT ASSETS
Property and equipment, net	455	2,276
Right-of-use asset, net	32,494	58,835

Total non-current assets	32,949	61,111

TOTAL ASSETS	$72,205	$106,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables	$25,715	$4,670
Accrued interest on convertible notes	382	4,466
Lease liability	29,128	26,207
Loan payable	1,936	2,230
Due to related party	35,973	-

Total current liabilities	93,134	37,573

NON-CURRENT LIABILITIES
Convertible notes	50,000	350,000
Lease liability	5,038	34,167
Loan payable	101,790	104,107

Total non-current liabilities	156,828	488,274

TOTAL LIABILITIES	249,962	525,847

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 66,370,866 and 64,778,050 shares issued and outstanding at September 30, 2023 and 2022, respectively	66,371	64,778
Additional paid-in capital	7,664,891	6,949,717
Accumulated deficit	(7,909,019)	(7,434,217)

Total stockholders’ deficit	(177,757)	(419,722)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,205	$106,125

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2023	2022

Revenue	$-	$200,000
Cost of revenue	-	10,015

Gross profit	-	189,985

Operating expenses
General and administrative	393,119	551,236
Consulting	62,000	72,403

Total operating expenses	455,119	623,639

Loss from operations	(455,119)	(433,654)

Non-operating income (expenses)
Interest expense	(17,283)	(8,498)
Other income	-	60

Total non-operating income (expenses), net	(17,283)	(8,438)

Loss before income tax	(472,402)	(442,092)
Income tax	2,400	2,400

Net loss	$(474,802)	$(444,492)

Basic weighted average shares outstanding	65,153,344	64,778,050

Basic loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2021	64,778,050	$64,778	$6,949,717	$(6,989,725)	$24,770

Net loss	-	-	-	(444,492)	(444,492)

Balance at September 30, 2022	64,778,050	64,778	6,949,717	(7,434,217)	(419,722)

Net loss	-	-	-	(474,802)	(474,802)

Shares issued for notes conversion	1,592,816	1,593	715,174	-	716,767

Balance at September 30, 2023	66,370,866	$66,371	$7,664,891	$(7,909,019)	$(177,757)

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,802)	$(444,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,821	1,914
Operating lease expense	28,772	26,455
Changes in assets and liabilities:
Prepaid expenses	(650)	10,864
Other payables	21,045	(22,126)
Accrued interest	12,683	4,466
Payment of lease liability	(28,639)	(26,925)

Net cash used in operating activities	(439,770)	(449,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	400,000	350,000
Repayment of loan payable	(2,611)	(2,663)
Due to related party	35,973	-

Net cash provided by financing activities	433,362	347,337

NET DECREASE IN CASH AND EQUIVALENTS	(6,408)	(102,507)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	32,996	135,503

CASH AND EQUIVALENTS, END OF PERIOD	$26,588	$32,996

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$4,600	$4,032

Supplemental disclosures of non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$80,180
Conversion of notes payable and accrued interest	$716,767	$-

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $26,588 and $32,996 in cash at September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at September 30, 2023 and 2022.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of September 30, 2023, the Company had no unrecognized tax benefits and there were no charges during the year ended September 30, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2023. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2023 and 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,909,019 at September 30, 2023, the Company incurred net loss of $474,802 for the year ended September 30, 2023, and the Company had cash outflow from operating activities of $439,770 for the year ended September 30, 2023. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2023 and 2022 consisted of the following:

	September 30, 2023	September 30, 2022

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,291)	(10,470)
Office furniture, net	455	2,276
Total property and equipment, net	$455	$2,276

Depreciation for the years ended September 30, 2023 and 2022 was $1,821 and $1,914, respectively.

Note 5 – Prepaid Expenses

As of September 30, 2023 and 2022, the Company had current prepaid expenses of $12,668 and $12,018, respectively. As of September 30, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $12,500. As of September 30, 2022, prepaid expense mainly consisted of prepaid OTC listing fee of $12,018.

Note 6 – Convertible Notes

Convertible notes at September 30, 2023 and 2022 consisted of the following:

	Convertible Notes
	September 30, 2023	September 30, 2022
Convertible notes – current	$-	$-
Convertible notes – non-current	50,000	350,000
Accrued interest	382	4,466
Total outstanding balance	$50,382	$354,466

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

As of September 30, 2023, the Company had outstanding convertible notes and accrued interest of $50,000 and $382, respectively. As of September 30, 2022, the Company had outstanding convertible notes and accrued interest of $350,000 and $4,466, respectively. For the years ended September 30, 2023 and 2022, the Company recorded $12,683 and $4,466 interest expense for the convertible promissory notes, respectively.

Note 7 – Other Payables

As of September 30, 2023 and 2022, the Company had other payables of $25,715 and $4,670, respectively. As of September 30, 2023, other payables mainly consisted of salary payable of $7,764, accrued professional fee of $16,000, and payroll tax payable of $1,951. As of September 30, 2022, other payables mainly consisted of salary payable of $4,670.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the years ended September 30, 2023 and 2022, the Company recorded $4,600 and $4,032, respectively, as interest expense for the EIDL loan. For the years ended September 30, 2023 and 2022, the Company made $7,211 and $6,180 (including principal and interest) repayment of the EIDL loan, respectively.

As of September 30, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending September 30,	Amount
2024	$1,936
2025	2,404
2026	2,495
2027	2,591
2028	2,689
Thereafter	91,611
Total	$103,726

Note 9 – Due to Related Party

As of September 30, 2023, the Company had advance of $35,973 from its CEO, for the Company’s working capital needs. The advance from its CEO did not bear any interest, and payable upon demand.

Note 10 – Income Tax

At September 30, 2023 and 2022, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.34 million and $5.30 million for each of Federal and California state at September 30, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.49 million as of September 30, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2023 and 2022 are as follows:

	September 30, 2023	September 30, 2022
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,490,909	$1,358,751
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	468	431
Less valuation allowance	(1,771,213)	(1,639,018)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
Federal income tax rate difference	0.00%	0.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.48)%	(6.44)%
Change in valuation allowance on net operating loss carry-forwards	27.99%	27.98%
Effective income tax rate	0.51%	0.54%

Note 11 – Revenue, Cost of Revenue and Major Customers

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

For the years ended September 30, 2023 and 2022, the Company recorded revenue of $0 and $200,000 for the services provided, respectively.

For the year ended September 30, 2023, the Company had no customer which accounted for more than 10% of the Company’s revenue.

For the year ended September 30, 2022, the Company had one customer which accounted for 100% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of September 30, 2023 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 13 – Commitments

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the years Ended September 30,
	2023	2022
Operating Lease costs	$28,772	$26,455
Weighted Average Remaining Lease Term	1.17	2.17
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of September 30, 2023:

For the year ending September 30,	Operating Leases
2024	$30,180
2025	5,070
Total lease payments	35,250
Less: imputed interest	(1,084)
Total lease liabilities	34,166
Less: current portion	29,128
Lease liabilities – non-current portion	$5,038

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the years ended September 30, 2023 and 2022, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine and the buyer is analyzing the minerals of this mine. The mine owner and Fuse Group have agreed to put exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision. The project is currently on hold due to the delay caused by COVID-19 pandemic and negotiations will resume once the analysis of minerals of the mine is completed and accepted by the potential buyer.

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events” except the following:

On December 13, 2023, the Company entered into a Consulting Agreement with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Consulting Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Consulting Agreement has a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Consulting Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuse Group Holding Inc.

	By:	/s/ Umesh Patel
Umesh Patel
Date: December 27, 2023		Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and accounting officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 27, 2023
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and accounting officer)

/s/ Man Shek (Alex) Ng
Man Shek (Alex) Ng	December 27, 2023
Director