Form 10-Q
period 2023-12-31
FUSE GROUP HOLDING INC.
filed 2024-02-06
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 6, 2024 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	66,370,866

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	DECEMBER 31, 2023	SEPTEMBER 30, 2023

ASSETS

CURRENT ASSETS
Cash and equivalents	$56,417	$26,588
Prepaid expenses	8,918	12,668

Total current assets	65,335	39,256

NON-CURRENT ASSETS
Property and equipment, net	-	455
Right-of-use asset, net	25,700	32,494

Total non-current assets	25,700	32,949

TOTAL ASSETS	$91,035	$72,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables	$11,301	$25,715
Accrued interest on convertible notes	760	382
Lease liability	27,200	29,128
Loan payable	1,954	1,936
Due to related party	139,523	35,973

Total current liabilities	180,738	93,134

NON-CURRENT LIABILITIES
Convertible notes	50,000	50,000
Lease Liability	-	5,038
Loan payable	101,198	101,790

Total non-current liabilities	151,198	156,828

TOTAL LIABILITIES	331,936	249,962

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 66,370,866 shares issued and outstanding at December 31, 2023 and September 30, 2023	66,371	66,371
Additional paid-in capital	7,664,891	7,664,891
Accumulated deficit	(7,972,163)	(7,909,019)

Total stockholders’ deficit	(240,901)	(177,757)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$91,035	$72,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2023	2022

Revenue	$20,000	$-
Cost of revenue	-	-

Gross profit	20,000	-

Operating expenses
General and administrative	63,895	99,701
Consulting	15,500	15,500

Total operating expenses	79,395	115,201

Loss from operations	(59,395)	(115,201)

Non-operating expenses
Interest expense	(1,349)	(4,278)

Total non-operating expenses	(1,349)	(4,278)

Loss before income tax	(60,744)	(119,479)
Income tax	2,400	2,400

Net loss	$(63,144)	$(121,879)

Basic weighted average shares outstanding	66,370,866	64,778,050

Basic loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,144)	$(121,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	455	455
Operating lease expense	7,193	7,193
Changes in assets and liabilities:
Prepaid expenses	3,750	3,723
Other payables	(14,414)	(738)
Accrued interest	378	3,284
Payment of lease liability	(7,365)	(6,903)

Net cash used in operating activities	(73,147)	(114,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	-	150,000
Repayment of loan payable	(574)	(550)
Due to related party	103,550	-

Net cash provided by financing activities	102,976	149,450

NET INCREASE IN CASH AND EQUIVALENTS	29,829	34,585

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	26,588	32,996

CASH AND EQUIVALENTS, END OF PERIOD	$56,417	$67,581

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$971	$995

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2023	66,370,866	$66,371	$7,664,891	$(7,909,019)	$(177,757)

Net loss	-	-	-	(63,144)	(63,144)

Balance at December 31, 2023	66,370,866	$66,371	$7,664,891	$(7,972,163)	$(240,901)

Balance at September 30, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

Net loss	-	-	-	(121,879)	(121,879)

Balance at December 31, 2022	64,778,050	$64,778	$6,949,717	$(7,556,096)	$(541,601)

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

On December 28, 2023, the Company entered into a Letter of Intent (“LOI”) with Beijing Catering Inc., a company incorporated in California (the “Beijing Catering”) and Fengyuan Jia, an individual and shareholder owns 100% equity interest of Beijing Catering (the “Seller”). Beijing Catering owns and operates a Yomie Yogurt store in California, and Seller intends to sell, and the Company intends to purchase from the Seller, all issued and outstanding equity interest of Beijing Catering at the total purchase price to be negotiated by the parties and confirmed in the definitive agreement. The LOI is intended to reflect the parties’ agreement on terms, but is not intended to be binding as it is subject to the due diligence and execution of definitive documents, except for the provisions of “Confidentiality” and “Governing Law”. The parties plan to close the transaction no later than 120 days from the date of the LOI, unless mutually extended by the parties. The LOI terminates if the closing does not occur before the 120 days period or has not been extended or if either party provides a written notice of termination to other parties.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $56,417 and $26,588 in cash at December 31, 2023 and September 30, 2023, respectively.

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

As of December 31, 2023 and September 30, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at December 31, 2023 and September 30, 2023.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of December 31, 2023, the Company had no unrecognized tax benefits and there were no charges during the three months ended December 31, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of December 31, 2023. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2023 and September 30, 2023.

Recently Issued Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,972,163 at December 31, 2023, the Company incurred net loss of $63,144 for the three months ended December 31, 2023, and the Company had cash outflow from operating activities of $73,147 for the three months ended December 31, 2023. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2023 and September 30, 2023 consisted of the following:

	December 31, 2023	September 30, 2023

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,291)
Office furniture, net	-	455
Total property and equipment, net	$-	$455

Depreciation for the three months ended December 31, 2023 and 2022 was $455 and $455, respectively.

Note 5 – Prepaid Expenses

As of December 31, 2023 and September 30, 2023, the Company had current prepaid expenses of $8,918 and $12,668, respectively. As of December 31, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $8,750. As of September 30, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $12,500.

Note 6 – Convertible Notes

Convertible notes at December 31, 2023 and September 30, 2023 consisted of the following:

	Convertible Notes
	December 31, 2023	September 30, 2023
Convertible notes – current	$-	$-
Convertible notes – non-current	50,000	50,000
Accrued interest	760	382
Total outstanding balance	$50,760	$50,382

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

As of December 31, 2023, the Company had outstanding convertible notes and accrued interest of $50,000 and $760, respectively. As of September 30, 2023, the Company had outstanding convertible notes and accrued interest of $50,000 and $382, respectively. For the three months ended December 31, 2023 and 2022, the Company recorded $378 and $3,284 interest expense for the convertible promissory notes, respectively.

Note 7 – Other Payables

As of December 31, 2023 and September 30, 2023, the Company had other payables of $11,301 and $25,715, respectively. As of December 31, 2023, other payables mainly consisted of salary payable of $2,971, accrued professional fee of $8,000, and payroll tax payable of $330. As of September 30, 2023, other payables mainly consisted of salary payable of $7,764, accrued professional fee of $16,000, and payroll tax payable of $1,951.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the three months ended December 31, 2023 and 2022, the Company recorded $971 and $995, respectively, as interest expense for the EIDL loan. For the three months ended December 31, 2023 and 2022, the Company made $1,545 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of December 31, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending December 31,	Amount
2024	$1,954
2025	2,426
2026	2,519
2027	2,615
2028	2,715
Thereafter	90,923
Total	$103,152

Note 9 – Due to Related Party

As of December 31, 2023 and September 30, 2023, the Company had advance of $139,523 and $35,973 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest, and payable upon demand.

Note 10 – Income Tax

At December 31, 2023 and September 30, 2023, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.40 million and $5.36 million for each of Federal and California state at December 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.51 million as of December 31, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2023 and September 30, 2023 are as follows:

	December 31, 2023	September 30, 2023
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,508,511	$1,490,909
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	590	468
Less valuation allowance	(1,788,937)	(1,771,213)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(3.03)%	(4.97)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	27.98%
Effective income tax rate	3.95%	2.01%

Note 11 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the three months ended December 31, 2023 and 2022, the Company recorded consulting revenue of $20,000 and $0 for the services provided, respectively.

For the three months ended December 31, 2023, the Company had one customer which accounted for 100% of the Company’s revenue.

For the three months ended December 31, 2022, the Company had no customer which accounted for more than 10% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of December 31, 2023 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the three months Ended December 31,
	2023	2022
Operating Lease costs	$7,193	$7,193
Weighted Average Remaining Lease Term	0.84	1.84
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of December 31, 2023:

For the year ending December 31,	Operating Leases
2024	$27,885
Less: imputed interest	(685)
Total lease liabilities	27,200
Less: current portion	27,200
Lease liabilities – non-current portion	$-

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2023 and 2022, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

Note 14 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended September 30, 2023 (the “2023 Form 10K) and those set forth from time to time in our other filings with the SEC. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2023 Form 10-K.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. Our business and services and results of operations were adversely affected during the outbreak of COVID-19. The pandemic negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. Our clients that are negatively impacted by the outbreak of COVID-19 may cancel or suspend their mine acquisition projects, which in turn will reduce their demands for our services and materially adversely impact our revenue. The businesses are back to normal in the U.S. and in California, however, the U.S. and global growth forecast are still uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

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

On December 13, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Agreement has a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly. On December 28, 2023, the Company entered into a Letter of Intent (“LOI”) with Beijing Catering Inc., a company incorporated in California (the “Beijing Catering”) and Fengyuan Jia, an individual and shareholder owns 100% equity interest of Beijing Catering (the “Seller”). Beijing Catering owns and operates a Yomie Yogurt store in California, and Seller intends to sell, and the Company intends to purchase from the Seller, all issued and outstanding equity interest of Beijing Catering at the total purchase price to be negotiated by the parties and confirmed in the definitive agreement. The LOI is intended to reflect the parties’ agreement on terms, but is not intended to be binding as it is subject to the due diligence and execution of definitive documents, except for the provisions of “Confidentiality” and “Governing Law”. The parties plan to close the transaction no later than 120 days from the date of the LOI, unless mutually extended by the parties. The LOI terminates if the closing does not occur before the 120 days period or has not been extended or if either party provides a written notice of termination to other parties. The Company is diversifying its business to new growth area of consulting services, especially in the catering and culinary consulting service business.

Results of operations for the three months ended December 31, 2023 and 2022

Revenue and Cost of Revenue

We develop our business in mining and investigate potential mining targets in Asia and North America. In addition to our own investment in mining businesses, we provide consulting services to clients which are mining business investors with potential mine acquisition targets within the specific parameters set by those clients, where the mine owner is considering selling its mining rights. Our services include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. We also provide consulting services for the business development in the U.S., especially in the catering and culinary consulting services business.

For the three months ended December 31, 2023, the Company recorded revenue of $20,000 for the services provided. Our revenue for the three months ended December 31, 2022 was nil. Our cost of revenues for the three months ended December 31, 2023 and 2022 was nil and nil, respectively, resulting in a gross profit of nil and $20,000 and nil for the three months ended December 31, 2023 and 2022, respectively.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2023 and 2022 are in the table below:

	2023	2022	Increase (Decrease)

General and administrative	$63,895	$99,701	$(35,806)
Consulting fees	15,500	15,500	-
Total operating expenses	$79,395	$115,201	$(35,806)

The decrease in our operating expenses for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, was mainly due to a decrease in in auditing fee by $20,500, a decrease in payroll expense by $12,500, and a decrease in travel expense by $3,695.

Non-operating income (expenses), net

Net non-operating expenses was $1,349 for the three months ended December 31, 2023, compared to non-operating expenses of $4,278 for the three months ended December 31, 2022. For the three months ended December 31, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $971 and interest expense on convertible notes of $378. For the three months ended December 31, 2022, non-operating expenses mainly consisted of interest expense on EIDL of $995 and interest expense on convertible notes of $3,283.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023

Total current assets	$65,335	$39,256
Total current liabilities	180,738	93,134
Working capital	$(115,403)	$(53,878)

Liquidity

During the three months ended December 31, 2023 and 2022, we had net loss of $63,144 and net loss of $121,879, respectively.

If we are not successful in developing the mining and consulting service business and establishing profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and continue to explore options to obtain additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2023 and 2022:

	2023	2022

Net cash used in operating activities	$(73,147)	$(114,865)
Net cash provided by financing activities	102,976	149,450
Net increase in cash	$29,829	$34,585

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2023 and 2022 was $73,147 and $114,865, respectively. The decrease in cash outflow during the three months ended December 31, 2023 was mainly due to decreased cash outflow resulted from net loss after noncash adjustments by $58,735, which was partly offset by increased cash outflow from other payable by $13,676.

Cash Flows from Investing Activities

During the three months ended December 31, 2023 and 2022, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the three months ended December 31, 2023 and 2022, was $102,976 and $149,450, respectively. For the three months ended December 31, 2023, cash advance from our CEO was $103,550 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $574. For the three months ended December 31, 2022, cash provided by financing activities consisted of proceeds from issuance of convertible notes of $150,000, which was partly offset by repayment to EIDL loan of $550.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of December 31, 2023, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2023. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 6, 2024