Form 10-Q
period 2024-03-31
FUSE GROUP HOLDING INC.
filed 2024-05-03
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2024 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	66,370,866

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2024	SEPTEMBER 30, 2023

ASSETS

CURRENT ASSETS
Cash and equivalents	$38,047	$26,588
Prepaid expenses	5,168	12,668

Total current assets	43,215	39,256

NON-CURRENT ASSETS
Property and equipment, net	-	455
Right-of-use asset, net	18,816	32,494

Total non-current assets	18,816	32,949

TOTAL ASSETS	$62,031	$72,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables	$6,713	$25,715
Accrued interest on convertible notes	1,134	382
Lease liability	19,905	29,128
Loan payable	1,778	1,936
Due to related party	139,523	35,973

Total current liabilities	169,053	93,134

NON-CURRENT LIABILITIES
Convertible notes	50,000	50,000
Lease Liability	-	5,038
Loan payable	100,600	101,790

Total non-current liabilities	150,600	156,828

TOTAL LIABILITIES	319,653	249,962

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 66,370,866 shares issued and outstanding at March 31, 2024 and September 30, 2023	66,371	66,371
Additional paid-in capital	7,664,891	7,664,891
Accumulated deficit	(7,988,884)	(7,909,019)

Total stockholders' deficit	(257,622)	(177,757)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$62,031	$72,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023	2024	2023

Revenue	$119,786	$-	$99,786	$-
Cost of revenue		-	-	-

Gross profit	119,786	-	99,786	-

Operating expenses
General and administrative	174,576	217,583	110,681	117,882
Consulting	19,667	31,000	4,167	15,500

Total operating expenses	194,243	248,583	114,848	133,382

Loss from operations	(74,457)	(248,583)	(15,062)	(133,382)

Non-operating expenses
Interest expense	(3,008)	(9,354)	(1,659)	(5,076)

Total non-operating expenses	(3,008)	(9,354)	(1,659)	(5,076)

Loss before income tax	(77,465)	(257,937)	(16,721)	(138,458)
Income tax	2,400	2,400	-	-

Net loss	$(79,865)	$(260,337)	$(16,721)	$(138,458)

Basic weighted average shares outstanding	66,370,866	64,778,050	66,370,866	64,778,050

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,865)	$(260,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	455	910
Operating lease expense	14,387	14,386
Changes in assets and liabilities:
Prepaid expenses	7,500	6,782
Accrued expenses	-	2,842
Other payables	(19,002)	215
Accrued interest	752	7,369
Payment of lease liability	(14,970)	(14,148)

Net cash used in operating activities	(90,743)	(241,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	-	250,000
Repayment of loan payable	(1,348)	(1,291)
Due to related party	103,550	-

Net cash provided by financing activities	102,202	248,709

NET INCREASE IN CASH AND EQUIVALENTS	11,459	6,728

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	26,588	32,996

CASH AND EQUIVALENTS, END OF PERIOD	$38,047	$39,724

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$2,256	$1,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at September 30, 2023	66,370,866	$66,371	$7,664,891	$(7,909,019)	$(177,757)

Net loss	-	-	-	(63,144)	(63,144)

Balance at December 31, 2023	66,370,866	66,371	7,664,891	(7,972,163)	(240,901)

Net loss	-	-	-	(16,721)	(16,721)

Balance at March 31, 2024	66,370,866	$66,371	$7,664,891	$(7,988,884)	$(257,622)

Balance at September 30, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

Net loss	-	-	-	(121,879)	(121,879)

Balance at December 31, 2022	64,778,050	64,778	6,949,717	(7,556,096)	(541,601)

Net loss	-	-	-	(138,458)	(138,458)

Balance at March 31, 2023	64,778,050	$64,778	$6,949,717	$(7,694,554)	$(680,059)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops business opportunities in the mining, biotech and consulting services for the business development in the U.S., especially in the catering and culinary consulting services business. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing.

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

On December 28, 2023, the Company entered into a Letter of Intent (“LOI”) with Beijing Catering Inc., a company incorporated in California (the “Beijing Catering”) and Fengyuan Jia, an individual and shareholder owns 100% equity interest of Beijing Catering (the “Seller”). Beijing Catering owns and operates a Yomie Yogurt store in California, and Seller intends to sell, and the Company intends to purchase from the Seller, all issued and outstanding equity interest of Beijing Catering at the total purchase price to be negotiated by the parties and confirmed in the definitive agreement. The LOI is intended to reflect the parties’ agreement on terms, but is not intended to be binding as it is subject to the due diligence and execution of definitive documents, except for the provisions of “Confidentiality” and “Governing Law”. The parties plan to close the transaction no later than 120 days from the date of the LOI, unless mutually extended by the parties. The LOI terminates if the closing does not occur before the 120 days period or has not been extended or if either party provides a written notice of termination to other parties. On April 25, 2024, the parties entered into a LOI Extension Agreement to extend the closing deadline to May 31, 2024.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $38,047 and $26,588 in cash at March 31, 2024 and September 30, 2023, respectively.

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

As of March 31, 2024 and September 30, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable at March 31, 2024 and September 30, 2023.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of March 31, 2024, the Company had no unrecognized tax benefits and there were no charges during the six months ended March 31, 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of March 31, 2024. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2024 and September 30, 2023.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, the amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,988,884 at March 31, 2024, the Company incurred net loss of $79,865 for the six months ended March 31, 2024, and the Company had cash outflow from operating activities of $90,743 for the six months ended March 31, 2024. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2024 and September 30, 2023 consisted of the following:

	March 31, 2024	September 30, 2023

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,291)
Office furniture, net	-	455
Total property and equipment, net	$-	$455

Depreciation for the six months ended March 31, 2024 and 2023 was $455 and $910, respectively.

Depreciation for the three months ended March 31, 2024 and 2023 was $0 and $455, respectively.

Note 5 – Prepaid Expenses

As of March 31, 2024 and September 30, 2023, the Company had current prepaid expenses of $5,168 and $12,668, respectively. As of March 31, 2024, prepaid expense mainly consisted of prepaid OTC listing fee of $5,000. As of September 30, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $12,500.

Note 6 – Convertible Notes

Convertible notes at March 31, 2024 and September 30, 2023 consisted of the following:

	Convertible Notes
	March 31, 2024	September 30, 2023
Convertible notes – current	$-	$-
Convertible notes – non-current	50,000	50,000
Accrued interest	1,134	382
Total outstanding balance	$51,134	$50,382

On June 29, 2023, the Company entered into a Convertible Promissory Notes Purchase Agreement with Liu Marketing (M) SDN BHD, a company incorporated under the laws of Malaysia (the “Purchaser”). Pursuant to the agreement, the Company sold a Convertible Promissory Note to the Purchaser for a principal amount of $50,000. The Note bears interest at the rate of 3% per annum, which is payable on June 29 of 2024 and 2025. The Note will mature on the date that is twenty-four months from the date that the purchase price of the Note is paid to the Company. Any outstanding principal and interest on the Note may be converted to shares of common stock of the Company at the holder’s option at a conversion price of $0.45 per share at any time until the total outstanding balance of the Note is paid.

As of March 31, 2024, the Company had outstanding convertible notes and accrued interest of $50,000 and $1,134, respectively. As of September 30, 2023, the Company had outstanding convertible notes and accrued interest of $50,000 and $382, respectively. For the six months ended March 31, 2024 and 2023, the Company recorded $752 and $7,369 interest expense for the convertible promissory notes, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded $374 and $4,085 interest expense for the convertible promissory notes, respectively.

Note 7 – Other Payables

As of March 31, 2024 and September 30, 2023, the Company had other payables of $6,713 and $25,715, respectively. As of March 31, 2024, other payables mainly consisted of salary payable of $4,700, and payroll tax payable of $2,013. As of September 30, 2023, other payables mainly consisted of salary payable of $7,764, accrued professional fee of $16,000, and payroll tax payable of $1,951.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the six months ended March 31, 2024 and 2023, the Company recorded $2,256 and $1,985, respectively, as interest expense for the EIDL loan. For the three months ended March 31, 2024 and 2023, the Company recorded $1,285 and $990, respectively, as interest expense for the EIDL loan. For the six months ended March 31, 2024 and 2023, the Company made $3,604 and $3,605 (including principal and interest) repayment of the EIDL loan. For the three months ended March 31, 2024 and 2023, the Company made $2,059 and $2,060 (including principal and interest) repayment of the EIDL loan, respectively.

As of March 31, 2024, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending March 31,	Amount
2025	$1,778
2026	2,449
2027	2,543
2028	2,640
2029	2,740
Thereafter	90,228
Total	$102,378

Note 9 – Due to Related Party

As of March 31, 2024 and September 30, 2023, the Company had advance of $139,523 and $35,973 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest, and was payable upon demand.

Note 10 – Income Tax

At March 31, 2024 and September 30, 2023, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.42 million and $5.38 million for each of Federal and California state at March 31, 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.51 million as of March 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of March 31, 2024 and September 30, 2023 are as follows:

	March 31, 2024	September 30, 2023
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,512,851	$1,490,909
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	437	468
Less valuation allowance	(1,793,124)	(1,771,213)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(3.89)%	(6.05)%
Change in valuation allowance on net operating loss carry-forwards	27.99%	27.98%
Effective income tax rate	3.10%	0.93%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	27.98%
Effective income tax rate	0.00%	0.00%

Note 11 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the six months ended March 31, 2024 and 2023, the Company recorded consulting revenue of $119,786 and $0 for the services provided, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded consulting revenue of $99,786 and $0 for the services provided, respectively.

For the six and three months ended March 31, 2024, the Company had one customer which accounted for 100% of the Company’s revenue.

For the six and three months ended March 31, 2023, the Company had no customer which accounted for more than 10% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of March 31, 2024 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 13 – Commitments

Lease Commitment

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year. The lease expired on November 30, 2021. On February 28, 2022, the Company renewed the lease for three more years, commencing on December 1, 2021. The new monthly base rent is $2,243 payable on the first day of each month, with a 6% increase each year. The lease will expire on November 30, 2024.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the six months Ended March 31,
	2024	2023
Operating Lease costs	$14,387	$14,386
Weighted Average Remaining Lease Term	0.59	1.59
Weighted Average Discount Rate	5%	5%

	For the three months Ended March 31,
	2024	2023
Operating Lease costs	$7,194	$7,193
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of March 31, 2024:

For the year ending March 31,	Operating Leases
2025	$20,280
Less: imputed interest	(375)
Total lease liabilities	19,905
Less: current portion	19,905
Lease liabilities – non-current portion	$-

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advice on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2023 with the same terms. On April 1, 2023, the Company and the consulting company mutually agreed to extend the consultancy agreement for another year to March 31, 2024 at no further cost. The consulting agreement expired on March 31, 2024 without further renewal.

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the six months ended March 31, 2024 and 2023, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops opportunities in mining, biotech and consulting services for the business development in the U.S., especially in the catering and culinary consulting services business. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Fuse Biotech was originally engaged in IMETAL system development. The Company originally planned to operate IMETAL as a platform to facilitate investment and trade in raw metals, find specialized minerals, exploit these opportunities and issue tokens to be used on the platform, subject to compliance with applicable laws and regulations. Due to the development of laws and regulations on token issuance and trading, management discussed its function and compliance issues with the designer of the platform and concluded the project had more issues and costs for compliance than originally expected, on December 23, 2019, the Board decided to terminate the IMETAL project. Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

On January 4, 2017, Processing entered into a Consulting and Strategist Agreement with a consulting company for a six-month term. On July 3, 2017, Processing and the consulting company extended the Consulting and Strategist Agreement until January 3, 2018 at no additional cost, and the Agreement was subsequently extended to July 3, 2018. The consultant provides Processing with market research, exploration and advice on business development opportunities in certain countries, and other general business advisory services. Processing paid a deposit of $1,325,000 for the consulting fee, of which, $325,000 was expensed as a consulting fee based on the agreement, and the remaining $1,000,000 of which would have been refunded to the Company if the Company had not made an investment and/or entered into a business relationship in Mexico. The consulting company found acquisition targets for the Company, and on June 22, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with a seller to purchase concessions rights to five mineral locations located in different areas of Mexico for $1,000,000. Upon execution of the MOU, the Company acquired the exclusive right to purchase the concessions rights to mines from the seller until September 30, 2018. The parties entered into an oral agreement that the Company would pay a purchase price of $1,000,000 to purchase concessions rights to five mineral locations that would be consolidated into a local company in Mexico upon the approval from the Mexican government allowing the transfer of all mining concession to a Mexican company.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. Our business and services and results of operations were adversely affected during the outbreak of COVID-19. The pandemic negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients. The businesses are back to normal in the U.S. and in California, however, the U.S. and global growth forecast are still uncertain with high interest rate, inflation and wars in middle east and Ukraine, which would seriously affect people’s investment desires in mines and other business in North America, Asia and internationally.

We received a $49,600 Paycheck Protection Program loan (“PPP loan”) and a $105,500 Economic Injury Disaster Loan (“EIDL loan”) from US Small Business Administration (“the SBA”) during the year ended September 30, 2020. The forgiveness of $49,600 PPP loan was approved in June 2021.

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed, and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

On December 28, 2023, the Company entered into a Letter of Intent (“LOI”) with Beijing Catering Inc., a company incorporated in California (the “Beijing Catering”) and Fengyuan Jia, an individual and shareholder owns 100% equity interest of Beijing Catering (the “Seller”). Beijing Catering owns and operates a Yomie Yogurt store in California, and Seller intends to sell, and the Company intends to purchase from the Seller, all issued and outstanding equity interest of Beijing Catering at the total purchase price to be negotiated by the parties and confirmed in the definitive agreement. The LOI is intended to reflect the parties’ agreement on terms, but is not intended to be binding as it is subject to the due diligence and execution of definitive documents, except for the provisions of “Confidentiality” and “Governing Law”. The parties plan to close the transaction no later than 120 days from the date of the LOI, unless mutually extended by the parties. The LOI terminates if the closing does not occur before the 120 days period or has not been extended or if either party provides a written notice of termination to other parties. On April 25, 2024, the parties entered into a LOI Extension Agreement to extend the closing deadline to May 31, 2024.

The Company is diversifying its business to new growth area of consulting services, especially in the catering and culinary consulting service business.

Results of operations for the six months ended March 31, 2024 and 2023

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

For the six months ended March 31, 2024, the Company recorded revenue of $119,786 for the services provided. Our revenue for the six months ended March 31, 2023 was nil. Our cost of revenues for the six months ended March 31, 2024 and 2023 was nil and nil, respectively, resulting in a gross profit of $119,786 and nil for the six months ended March 31, 2024 and 2023, respectively.

Costs and Expenses

The major components of our expenses for the six months ended March 31, 2024 and 2023 are in the table below:

	2024	2023	Increase (Decrease)

General and administrative	$174,576	$217,583	$(43,007)
Consulting fees	19,667	31,000	(11,333)
Total operating expenses	$194,243	$248,583	$(54,340)

The decrease in our operating expenses for the six months ended March 31, 2024, compared to the six months ended March 31, 2023, was mainly due to a decrease in professional fee by $22,000, a decrease in consulting fee by $11,333, and a decrease in payroll expense by $12,500.

Non-operating expenses

Non-operating expenses was $3,008 for the six months ended March 31, 2024, compared to non-operating expenses of $9,354 for the six months ended March 31, 2023. For the six months ended March 31, 2024, non-operating expenses mainly consisted of interest expense on EIDL of $2,256 and interest expense on convertible notes of $752. For the six months ended March 31, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $1,985 and interest expense on convertible notes of $7,369.

Results of operations for the three months ended March 31, 2024 and 2023

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

For the three months ended March 31, 2024, the Company recorded revenue of $99,786 for the services provided. Our revenue for the three months ended March 31, 2023 was nil. Our cost of revenues for the three months ended March 31, 2024 and 2023 was nil and nil, respectively, resulting in a gross profit of $99,786 and nil for the three months ended March 31, 2024 and 2023, respectively.

Costs and Expenses

The major components of our expenses for the three months ended March 31, 2024 and 2023 are in the table below:

	2024	2023	Increase (Decrease)

General and administrative	$110,681	$117,882	$(7,201)
Consulting fees	4,167	15,500	(11,333)
Total operating expenses	$114,848	$133,382	$(18,534)

The decrease in our operating expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was mainly due to a decrease in consulting fee by $11,333 and a decrease in professional fee by $5,489.

Non-operating expenses

Non-operating expenses was $1,659 for the three months ended March 31, 2024, compared to non-operating expenses of $5,076 for the three months ended March 31, 2023. For the three months ended March 31, 2024, non-operating expenses mainly consisted of interest expense on EIDL of $1,285 and interest expense on convertible notes of $374. For the three months ended March 31, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $990 and interest expense on convertible notes of $4,086.

Liquidity and Capital Resources

The table below provides selected working capital information as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023

Total current assets	$43,215	$39,256
Total current liabilities	169,053	93,134
Working capital	$(125,838)	$(53,878)

Liquidity

During the six months ended March 31, 2024 and 2023, we had net loss of $79,865 and net loss of $260,337, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the six months ended March 31, 2024 and 2023:

	2024	2023

Net cash used in operating activities	$(90,743)	$(241,981)
Net cash provided by financing activities	102,202	248,709
Net increase in cash	$11,459	$6,728

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended March 31, 2024 and 2023 was $90,743 and $241,981, respectively. The decrease in cash outflow during the six months ended March 31, 2024 was mainly due to decreased cash outflow resulted from net loss after noncash adjustment by $180,018, which was partly offset by increased cash outflow from other payable by $19,217.

Cash Flows from Investing Activities

During the six months ended March 31, 2024 and 2023, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the six months ended March 31, 2024 and 2023, was $102,202 and $248,709, respectively. For the six months ended March 31, 2024, cash advance from our CEO was $103,550 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $1,348. For the six months ended March 31, 2023, cash provided by financing activities consisted of proceeds from issuance of convertible notes of $250,000, which was partly offset by repayment to EIDL loan of $1,291.

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

2. We did not implement appropriate information technology controls. As of March 31, 2024, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 3, 2024