Form 10-Q
period 2024-06-30
FUSE GROUP HOLDING INC.
filed 2024-08-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2024 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	66,484,909

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2024	SEPTEMBER 30, 2023

ASSETS

CURRENT ASSETS
Cash and equivalents	$42,434	$26,588
Prepaid expenses	16,850	12,668

Total current assets	59,284	39,256

NON-CURRENT ASSETS
Property and equipment, net	-	455
Right-of-use asset, net	11,841	32,494

Total non-current assets	11,841	32,949

TOTAL ASSETS	$71,125	$72,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables	$6,312	$25,715
Accrued interest on convertible notes	-	382
Lease liability	12,518	29,128
Loan payable	1,794	1,936
Due to related party	139,523	35,973

Total current liabilities	160,147	93,134

NON-CURRENT LIABILITIES
Convertible notes	-	50,000
Lease liability	-	5,038
Loan payable	99,997	101,790

Total non-current liabilities	99,997	156,828

TOTAL LIABILITIES	260,144	249,962

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 375,000,000 shares authorized; 66,484,909 and 66,370,866 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	66,485	66,371
Additional paid-in capital	7,716,097	7,664,891
Accumulated deficit	(7,971,601)	(7,909,019)

Total stockholders' deficit	(189,019)	(177,757)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,125	$72,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE NINE MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Revenue	$82,353	$-	$202,139	$-
Cost of revenue	-	-	-	-

Gross profit	82,353	-	202,139	-

Operating expenses
General and administrative	64,422	84,290	238,998	301,873
Consulting	-	15,500	19,667	46,500

Total operating expenses	64,422	99,790	258,665	348,373

Income (loss) from operations	17,931	(99,790)	(56,526)	(348,373)

Non-operating income (expenses)
Interest expense	(1,144)	(6,570)	(4,152)	(15,924)
Other income	496	-	496	-
Total non-operating income (expenses), net	(648)	(6,570)	(3,656)	(15,924)

Income (loss) before income tax	17,283	(106,360)	(60,182)	(364,297)
Income tax	-	-	2,400	2,400

Net income (loss)	$17,283	$(106,360)	$(62,582)	$(366,697)

Basic weighted average shares outstanding	66,429,767	64,778,050	66,390,428	64,778,050

Basic loss per share	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,582)	$(366,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	455	1,366
Operating lease expense	21,579	21,579
Changes in assets and liabilities:
Prepaid expenses	(4,181)	(4,335)
Other payables	(19,402)	(1,700)
Accrued interest	937	12,301
Payment of lease liability	(22,575)	(21,393)

Net cash used in operating activities	(85,769)	(358,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	-	350,000
Repayment of loan payable	(1,935)	(2,042)
Due to related party	103,550	-

Net cash provided by financing activities	101,615	347,958

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	15,846	(10,921)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	26,588	32,996

CASH AND EQUIVALENTS, END OF PERIOD	$42,434	$22,075

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$3,214	$3,623

Supplemental disclosure of non-cash financing activities
Conversion of note into common shares	$51,320	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2023	66,370,866	$66,371	$7,664,891	$(7,909,019)	$(177,757)

Net loss	-	-	-	(63,144)	(63,144)

Balance at December 31, 2023	66,370,866	66,371	7,664,891	(7,972,163)	(240,901)

Net loss	-	-	-	(16,721)	(16,721)

Balance at March 31, 2024	66,370,866	66,371	7,664,891	(7,988,884)	(257,622)

Conversion of note into common shares	114,043	114	51,206	-	51,320

Net income	-	-	-	17,283	17,283

Balance at June 30, 2024	66,484,909	$66,485	$7,716,097	$(7,971,601)	$(189,019)

Balance at September 30, 2022	64,778,050	$64,778	$6,949,717	$(7,434,217)	$(419,722)

Net loss	-	-	-	(121,879)	(121,879)

Balance at December 31, 2022	64,778,050	64,778	6,949,717	(7,556,096)	(541,601)

Net loss	-	-	-	(138,458)	(138,458)

Balance at March 31, 2023	64,778,050	64,778	6,949,717	(7,694,554)	(680,059)

Net loss	-	-	-	(106,360)	(106,360)

Balance at June 30, 2023	64,778,050	$64,778	$6,949,717	$(7,800,914)	$(786,419)

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

On December 28, 2023, the Company entered into a Letter of Intent (“LOI”) with Beijing Catering Inc., a company incorporated in California (the “Beijing Catering”) and Fengyuan Jia, an individual and shareholder owns 100% equity interest of Beijing Catering (the “Seller”). Beijing Catering owns and operates a Yomie Yogurt store in California, and Seller intends to sell, and the Company intends to purchase from the Seller, all issued and outstanding equity interest of Beijing Catering at the total purchase price to be negotiated by the parties and confirmed in the definitive agreement. The LOI is intended to reflect the parties’ agreement on terms, but is not intended to be binding as it is subject to the due diligence and execution of definitive documents, except for the provisions of “Confidentiality” and “Governing Law”. The parties plan to close the transaction no later than 120 days from the date of the LOI, unless mutually extended by the parties. The LOI terminates if the closing does not occur before the 120 days period or has not been extended or if either party provides a written notice of termination to other parties. On April 25, 2024, the parties entered into a LOI Extension Agreement to extend the deadline for the closing of potential acquisition to May 31, 2024. The potential acquisition of Beijing Catering has not been closed on or before May 31, 2024 and parties did not reach an agreement to further extend the deadline. Pursuant to the LOI, it has expired and terminated as of May 31, 2024.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $42,434 and $26,588 in cash at June 30, 2024 and September 30, 2023, respectively.

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

As of June 30, 2024 and September 30, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Credit Losses

On October 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective October 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The was no transition adjustment of the adoption of CECL.

The Company’s accounts receivable and prepaid expenses in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of income. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on June 30, 2024 and September 30, 2023.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of June 30, 2024, the Company had no unrecognized tax benefits and there were no charges during the nine and three months ended June 30,2024 and 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of June 30, 2024. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2024 and September 30, 2023.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-07 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 – Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,971,601 at June 30, 2024, the Company incurred net loss of $62,582 for the nine months ended June 30, 2024, and the Company had cash outflow from operating activities of $85,769 for the nine months ended June 30, 2024. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30, 2024	September 30, 2023

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,291)
Office furniture, net	-	455
Total property and equipment, net	$-	$455

Depreciation for the nine months ended June 30, 2024 and 2023 was $455 and $1,366, respectively.

Depreciation for the three months ended June 30, 2024 and 2023 was $0 and $456, respectively.

Note 5 – Prepaid Expenses

As of June 30, 2024 and September 30, 2023, the Company had current prepaid expenses of $16,850 and $12,668, respectively. As of June 30, 2024, prepaid expense consisted of prepaid OTC listing fee of $16,850. As of September 30, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $12,500.

Note 6 – Convertible Notes

Convertible notes at June 30, 2024 and September 30, 2023 consisted of the following:

	Convertible Notes
	June 30, 2024	September 30, 2023
Convertible notes – current	$-	$-
Convertible notes – non-current	-	50,000
Accrued interest	-	382
Total outstanding balance	$-	$50,382

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

On June 29, 2023, the Company entered into a Convertible Promissory Notes Purchase Agreement with Liu Marketing (M) SDN BHD, a company incorporated under the laws of Malaysia (the “Purchaser”). Pursuant to the agreement, the Company sold a Convertible Promissory Note to the Purchaser for a principal amount of $50,000 and the conversion price is $0.45 per share. The Note bears interest at the rate of 3% per annum, which is payable on June 29 of 2024 and 2025. The Note will mature on the date that is twenty-four months from the date that the purchase price of the Note is paid to the Company. Any outstanding principal and interest on the Note may be converted to shares of common stock of the Company at the holder’s option at a conversion price of $0.45 per share at any time until the total outstanding balance of the Note is paid. On May 15, 2024, the note holder notified the Company to convert all the principal and interest of the note to the shares of common stock of the Company at a conversion price of $0.45 per share. This note including principal of $50,000 and accrued interest of $1,320 was converted into 114,043 shares of the Company’s common stock on May 15, 2024.

As of June 30, 2024, the Company had outstanding convertible notes and accrued interest of $0 and $0, respectively. As of September 30, 2023, the Company had outstanding convertible notes and accrued interest of $50,000 and $382, respectively. For the nine months ended June 30, 2024 and 2023, the Company recorded $937 and $12,301 interest expense for the convertible promissory notes, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded $185 and $4,932 interest expense for the convertible promissory notes, respectively.

Note 7 – Other Payables

As of June 30, 2024 and September 30, 2023, the Company had other payables of $6,312 and $25,715, respectively. As of June 30, 2024, other payables mainly consisted of salary payable of $4,700, and payroll tax payable of $1,612. As of September 30, 2023, other payables mainly consisted of salary payable of $7,764, accrued professional fee of $16,000, and payroll tax payable of $1,951.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the nine months ended June 30, 2024 and 2023, the Company recorded $3,214 and $3,623, respectively, as interest expense for the EIDL loan. For the three months ended June 30, 2024 and 2023, the Company recorded $958 and $1,638, respectively, as interest expense for the EIDL loan. For the nine months ended June 30, 2024 and 2023, the Company made $5,150 and $5,665 (including principal and interest) repayment of the EIDL loan. For the three months ended June 30, 2024 and 2023, the Company made $1,545 and $2,060 (including principal and interest) repayment of the EIDL loan, respectively.

As of June 30, 2024, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending June 30,	Amount
2025	$1,794
2026	2,472
2027	2,567
2028	2,665
2029	2,766
Thereafter	89,527
Total	$101,791

Note 9 – Due to Related Party

As of June 30, 2024 and September 30, 2023, the Company had advance of $139,523 and $35,973 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 10 – Income Tax

At June 30, 2024 and September 30, 2023, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.40 million and $5.36 million for each of Federal and California state at June 30, 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.51 million as of June 30, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of June 30, 2024 and September 30, 2023 are as follows:

	June 30, 2024	September 30, 2023
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,508,167	$1,490,909
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	284	468
Less valuation allowance	(1,788,287)	(1,771,213)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended June 30, 2024 and 2023 is as follows:

	2024	2023

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(3.00)%	(6.33)%
Change in valuation allowance on net operating loss carry-forwards	27.99%	27.99%
Effective income tax rate	3.99%	0.66%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2024 and 2023 is as follows:

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

For the nine months ended June 30, 2024 and 2023, the Company recorded consulting revenue of $202,139 and $0 for the services provided, respectively.

For the three months ended June 30, 2024, and 2023, the Company recorded consulting revenue of $82,353 and $0 for the services provided, respectively.

For the nine and three months ended June 30, 2024, the Company had one customer which accounted for 100% of the Company’s revenue.

For the nine and three months ended June 30, 2023, the Company had no customer which accounted for more than 10% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 14,285,715 shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of June 30, 2024 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the nine months Ended June 30,
	2024	2023
Operating Lease costs	$21,579	$21,579
Weighted Average Remaining Lease Term	0.34	1.34
Weighted Average Discount Rate	5%	5%

	For the three months Ended June 30,
	2024	2023
Operating Lease costs	$7,193	$7,193
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of June 30, 2024:

For the year ending June 30,	Operating Leases
2025	$12,675
Less: imputed interest	(157)
Total lease liabilities	12,518
Less: current portion	12,518
Lease liabilities – non-current portion	$-

Consulting and Service Agreements

1)

On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advice on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2023 with the same terms. On April 1, 2023, the Company and the consulting company mutually agreed to extend the consultancy agreement for another year to March 31, 2024 at no further cost. The agreement expired and terminated without renewal on March 31, 2024.

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine months ended June 30, 2024 and 2023, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. Our business and services and results of operations were adversely affected during the outbreak of COVID-19. The pandemic negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. The businesses are back to normal in the U.S. and in California, however, the U.S. and global growth forecast are still uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

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

On December 28, 2023, the Company entered into a Letter of Intent (“LOI”) with Beijing Catering Inc., a company incorporated in California (the “Beijing Catering”) and Fengyuan Jia, an individual and shareholder owns 100% equity interest of Beijing Catering (the “Seller”). Beijing Catering owns and operates a Yomie Yogurt store in California, and Seller intends to sell, and the Company intends to purchase from the Seller, all issued and outstanding equity interest of Beijing Catering at the total purchase price to be negotiated by the parties and confirmed in the definitive agreement. The LOI is intended to reflect the parties’ agreement on terms, but is not intended to be binding as it is subject to the due diligence and execution of definitive documents, except for the provisions of “Confidentiality” and “Governing Law”. The parties plan to close the transaction no later than 120 days from the date of the LOI, unless mutually extended by the parties. The LOI terminates if the closing does not occur before the 120 days period or has not been extended or if either party provides a written notice of termination to other parties. On April 25, 2024, the parties entered into a LOI Extension Agreement to extend the deadline for the closing of potential acquisition to May 31, 2024. The potential acquisition of Beijing Catering has not been closed on or before May 31, 2024 and parties did not reach an agreement to further extend the deadline. Pursuant to the LOI, it has expired and terminated as of May 31, 2024.

Results of operations for the nine months ended June 30, 2024 and 2023

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

For the nine months ended June 30, 2024, the Company recorded revenue of $202,139 for the services provided. Our revenue for the nine months ended June 30, 2023 was nil. Our cost of revenues for the nine months ended June 30, 2024 and 2023 was nil and nil, respectively, resulting in a gross profit of $202,139 and nil for the nine months ended June 30, 2024 and 2023, respectively.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2024 and 2023 are in the table below:

	2024	2023	Increase (Decrease)

General and administrative	$238,998	$301,873	$(62,875)
Consulting fees	19,667	46,500	(26,833)
Total operating expenses	$258,665	$348,373	$(89,708)

The decrease in our operating expenses for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023, was mainly due to decreased consulting fees by $26,833, and decreased G&A expenses by $62,875, which mainly consisted of a decrease in accounting and auditing fee by $28,590, a decrease in payroll expense by $12,500, a decrease in travel expense by $7,270, a decrease in legal fee by $7,247, a decrease in other professional fee by $2,952, a decrease in auto expense by $2,134 and a decrease in other G&A expenses by $2,182.

Non-operating expenses, net

Net non-operating expense was $3,656 for the nine months ended June 30, 2024, compared to $15,924 for the nine months ended June 30, 2023. For the nine months ended June 30, 2024, non-operating expense mainly consisted of interest expense on EIDL of $3,214 and interest expense on convertible notes of $937 which was partly offset by the other income of $496. For the nine months ended June 30, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $3,623 and interest expense on convertible notes of $12,301.

Results of operations for the three months ended June 30, 2024 and 2023

Revenue and Cost of Revenue

For the three months ended June 30, 2024 and 2023, the Company recorded revenue of $82,353 and nil, respectively, for the services provided. Our cost of revenues for the three months ended June 30, 2024 and 2023 was nil and nil, respectively.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2024 and 2023 are in the table below:

	2024	2023	Increase (Decrease)

General and administrative	$64,422	$84,290	$(19,868)
Consulting fees	-	15,500	(15,500)
Total operating expenses	$64,422	$99,790	$(35,368)

The decrease in our operating expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was mainly due to decreased consulting fees by $15,500, and decreased G&A expenses by $19,868, which mainly consisted of a decrease in auditing fee by $9,200, and a decrease in legal fee by $8,486, a decrease in internet and phone expense by $1,190, and a decrease in other G&A expenses by $992.

Non-operating income (expenses), net

Net non-operating expense was $648 for the three months ended June 30, 2024, compared to $6,570 for the three months ended June 30, 2023. For the three months ended June 30, 2024, non-operating expense mainly consisted of interest expense on EIDL of $958 and interest expense on convertible notes of $185, which was partly offset by other income of $496. For the three months ended June 30, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $1,638 and interest expense on convertible notes of $4,932.

Liquidity and Capital Resources

The table below provides selected working capital information as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023

Total current assets	$59,284	$39,256
Total current liabilities	160,147	93,134
Working capital	$(100,863)	$(53,878)

Liquidity

During the nine months ended June 30, 2024 and 2023, we had net loss of $62,582 and net loss of $366,697, respectively. During the three months ended June 30, 2024 and 2023, we had net income of $17,283 and net loss of $106,360, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the nine months ended June 30, 2024 and 2023:

	2024	2023

Net cash used in operating activities	$(85,769)	$(358,879)
Net cash provided by financing activities	101,615	347,958
Net increase in cash	$15,846	$(10,921)

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2024 and 2023 was $85,769 and $358,879, respectively. The decrease in cash outflow during the nine months ended June 30, 2024 was mainly due to decreased cash outflow resulted from a decrease in net loss by $304,115, but partly offset by non-cash adjustments of decreased depreciation expense by $911 and decreased cash inflow on accrued interest by $11,364, increased cash outflow on other payables by $17,702, and increased cash outflow on payment of lease liability by $1,182.

Cash Flows from Investing Activities

During the nine months ended June 30, 2024, and 2023, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash from financing activities for the nine months ended June 30, 2024 and 2023, was $101,615 and $347,958, respectively. For the nine months ended June 30, 2024, cash provided by financing activities consisted of cash advance from our CEO which was $103,550 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $1,935. For the nine months ended June 30, 2023, cash provided by financing activities consisted of proceeds from issuance of convertible notes of $350,000, which was partly offset by repayment to EIDL loan of $2,042.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of June 30, 2024, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2024