Form 10-K
period 2024-09-30
FUSE GROUP HOLDING INC.
filed 2024-12-26
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19,815,902 (based on 42,161,493 shares of common stock outstanding held by non-affiliates on such date at $0.47 per share). On September 19, 2024, the Company effected a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 13,297,143 shares as of December 18, 2024.

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our development of new business and international operations and currency exchange fluctuations;
●	other risks and uncertainties related to our business plan and business strategy.

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

PART I

ITEM 1 – BUSINESS

Overview and History

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops business opportunities in the mining, biotech and consulting areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

On February 9, 2021, the Company and Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares (pre-reverse split shares) of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company ("Portafolio”) owned by the Sellers. Portafolio owns concessions rights to five mineral locations and the five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction which is subject to the Mexican government approval and has not happened yet.

Stock certificates for 14,285,715 shares (pre-reverse split shares) were prepared by the Company for the closing of the transaction contemplated in the Agreement but were not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

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

On September 19, 2024, the Company filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”), effective upon filing. Following the Reverse Stock Split, the number of authorized shares of Common Stock of the Company shall be reduced from 375,000,000 to 75,000,000.

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares (pre-reverse split shares) of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed, and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

On December 13, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Agreement has a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly. The Company is in the process to renew the Agreement with the Customer.

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

On May 15, 2024, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Note made by the Company in favor of Lender on June 29, 2023 (the “Note”), that the Lender elected to convert all of the Note balances (including principal and interest of the Note) of $51,319 for 114,043 shares (pre-reverse split shares) of common stock of the Company (the “Shares”) at the conversion price of $0.45 per share.

Research and Development Activities

Other than time spent researching our business development, we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the near future.

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws contemplated for the future, that affect our current operations.

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees.

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

We were incorporated on December 24, 2013, and as of September 30, 2024, we had accumulated a deficit of $7,949,380. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

The market for mining, catering and culinary consulting services is highly competitive and has low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and an established client base. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sales of their services than we can, or may adopt more aggressive pricing policies. If we fail to compete successfully against our competitors, our revenue could decline and our business could be harmed.

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

As of December 18, 2024, Landbond Home Limited (“Landbond”), and its sole director, Mr. Yong Zhang, directly and indirectly owned 4,209,373 shares, or 31.7%, of our then outstanding common stock. Landbond’s beneficial ownership of 31.7% of our issued and outstanding common stock give it significant influence to the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated ownership could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated ownership could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a major shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

Cybersecurity incidents could disrupt our business operations, result in the loss of confidential information and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our emails or files to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. While no cybersecurity attack to date has had a material impact on our financial condition, results of operations or liquidity, the threat remains and the potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

ITEM 1C – CYBERSECURITY

As a smaller reporting company with limited business, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. As of the date of this report, we have not adopted an incident response plan as our only access to internet is the use of email account by large websites such as google and yahoo. Our business is managed by only one person, Mr. Umesh Patel, our Chief Executive Office, Chief Financial Officer and director and he is the person oversea our cybersecurity as well. We have a small board with two members including Mr. Patel, who will report and discuss the updates on cybersecurity matters, including material risks and threats to another non-executive director of the board.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of business information, result in  litigation costs and negatively impact our reputation among customers and partners.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors in Item 1A. Risk Factors in this report.

ITEM 2 – PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $2,200 pursuant to a lease with a term from December 31, 2018 to November 30, 2021. On February 28, 2022, the Company renewed lease for three more years, commencing on December 1, 2021. The new monthly base rent is $2,243 payable on the first day of each month, with a 6% increase each year. The lease has expired on November 30, 2024. The Company is currently negotiating with the landlord for the renewal of the lease.

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

Holders.

As of December 18, 2024, there were 78 record holders of the Company’s common stock and 13,297,143 shares of our Common Stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6 – [RESERVED]

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group currently develops business opportunities in the mining, biotech and consulting areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

On February 9, 2021, the Company and Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares (pre-reverse split shares) of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company ("Portafolio”) owned by the Sellers. Portafolio owns concessions rights to five mineral locations and the five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction which is subject to the Mexican government approval and has not happened yet.

Stock certificates for 14,285,715 shares (pre-reverse split shares) were prepared by the Company for the closing of the transaction contemplated in the Agreement but were not delivered to the Sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the Sellers. On October 20, 2021, the Company cancelled these stock certificates.

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

On September 19, 2024, the Company filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”), effective upon filing. Following the Reverse Stock Split, the number of authorized shares of Common Stock of the Company shall be reduced from 375,000,000 to 75,000,000.

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

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the Agreement, the Company will issue the Sellers 100,000,000 shares (pre-reverse split shares) of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed, and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, the Sellers, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

On December 13, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Agreement had a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly. The Company is in the process to renew the Agreement with the Customer.

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

On May 15, 2024, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Note made by the Company in favor of Lender on June 29, 2023 (the “Note”), that the Lender elected to convert all of the Note balances (including principal and interest of the Note) of $51,319 for 114,043 shares (pre-reverse split shares) of common stock of the Company (the “Shares”) at the conversion price of $0.45 per share.

Results of operations for the years ended September 30, 2024 and 2023

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

For the year ended September 30, 2024, the Company recorded revenue of $332,024 for the services provided. Our revenue for the year ended September 30, 2023 was nil. Our cost of revenues for the years ended September 30, 2024 and 2023 was nil and nil, respectively, resulting in a gross profit of $332,024 and nil for the years ended September 30, 2024 and 2023, respectively.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2024 and 2023 are in the table below:

	2024	2023	Increase (Decrease)

General and administrative	$345,710	$393,119	$(47,409)
Consulting fees	19,667	62,000	(42,333)
Total operating expenses	$365,377	$455,119	$(89,742)

The decrease in our operating expenses for the year ended September 30, 2024, compared to the year ended September 30, 2023, was mainly due to decrease in auditing fee by $22,000, a decrease in payroll expense by $12,501, a decrease in travel expense by $7,270, and a decrease in professional fee by $5,594.

Non-operating income (expenses), net

Net non-operating expense was $4,608 for the year ended September 30, 2024, compared to net non-operating expenses was $17,283 for the year ended September 30, 2023. For the year ended September 30, 2024, non-operating income mainly consisted of interest expense on EIDL of $4,167 and interest expense on convertible notes of $937, which was partly offset by other income of $496. For the year ended September 30, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $4,600 and interest expense on convertible notes of $12,683.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023

Total current assets	$85,374	$39,256
Total current liabilities	152,786	93,134
Working capital (deficit)	$(67,412)	$(53,878)

Liquidity

During the years ended September 30, 2024 and 2023, we had net loss of $40,361 and net loss of $474,802, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the years ended September 30, 2024 and 2023:

	2024	2023

Net cash used in operating activities	$(60,009)	$(439,770)
Net cash provided by financing activities	101,022	433,362
Net increase in cash	$41,013	$(6,408)

Cash Flows from Operating Activities

Our cash used in operating activities for the years ended September 30, 2024 and 2023 was $60,009 and $439,770, respectively. The decrease in cash outflow during the year ended September 30, 2024 was mainly due to decreased cash outflow resulted from a decrease in net loss by $434,441, but partly offset by a decreased cash inflow on accrued interest by $11,746, increased cash outflow on other payables by $40,345, and increased cash outflow on payment of lease liability by $1,541.

Cash Flows from Investing Activities

During the years ended September 30, 2024, and 2023, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash provided by financing activities for the years ended September 30, 2024 and 2023, was $101,022 and $433,362, respectively. For the year ended September 30, 2024, cash provided by financing activities consisted of cash advance from our CEO which was $103,550 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $2,528. For the year ended September 30, 2023, cash provided by financing activities consisted of proceeds from issuance of convertible notes of $400,000, and cash advance from CEO of $35,973, which was partly offset by repayment to EIDL loan of $2,611.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance-sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of the fiscal year ended September 30, 2024. This evaluation was conducted with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”).

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

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2024. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

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

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2024, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2. We did not implement appropriate information technology controls. As of September 30, 2024, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3. We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 18, 2024 the names, positions and ages of our current executive officers and directors. Our directors serve until the next meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	68	Director, Chief Executive Officer and Chief Financial Officer
Man Shek (Alex) Ng (2)	54	Director

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017 and Chief Financial Officer since November 28, 2022.
(2)	Mr. Ng has served as a director and the Company’s CFO since November 28, 2022.

Umesh Patel

Mr. Patel has served as a director and a member of the audit committee, the nominating committee, and the chairman of the compensation committee of the Board of Northann Corp. since May 23, 2024. Mr. Patel has served as a director and a member of audit committee, compensation committee and nominating and corporate governance committee of the Board of Nova Lifestyle, Inc. (NASDAQ: NVFY), a distributor of contemporary styled residential and commercial furniture, since October 2016. Mr. Patel became the Chairman of the audit committee of Nova Lifestyle, Inc. since July 2020. Mr. Patel has also served as a managing partner of DviBri LLC, a California-based consulting company providing services to private companies interested in conducting initial public offerings, along with other associated securities and investment services, since December 2009. Mr. Patel has been a consultant and coordinator for Eos-Petro Inc., an international and domestic petroleum exploration and production company based in Southern California from March 2013 to December 2019. Mr. Patel received his Bachelor of Commerce degree specializing in audits and accounts, and an Associate degree in hotel management and catering from Maharaja Sayaji Rao University in Baroda, India in 1978. The Board believes Mr. Patel is well qualified to serve as a member of the Board and as the Company’s CEO and CFO due to his extensive business, regulatory and investment experience.

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

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2024 and 2023:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2024	88,000	-	-	-	-	-	-	88,000
	2023	88,000	-	-	-	-	-	-	88,000

(1)	Mr. Patel was appointed as the CEO and a director on February 15, 2017 and as the CFO on November 28, 2022.

Outstanding Equity Awards at September 30, 2024

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2024.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2024 and 2023.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 18, 2024 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 13,297,143 shares of our Common Stock outstanding as of December 18, 2024. On September 19, 2024, the Company effected a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 18, 2024 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 18, 2024 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	4,209,373	31.7%
E Zhao	1,397,537	10.5%
Chau-Ho Chen	1,308,537	9.8%
Cuixia Sun	1,308,537	9.8%
Umesh Patel, CEO, CFO and director (2)	632,503	4.8%
Man Shek (Alex) Ng, director	-	-%
All current directors and executive officers as a group (2 persons)	632,503	4.8%

(1) Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

(2) Including 32,503 shares directly owned by Umesh Patel and 600,000 shares owned by Umesh Patel and Trupit Patel Family Trust.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2024, the Company had advance of $139,523 from its CEO, for the Company’s working capital needs. The advance from its CEO did not bear any interest, and payable upon demand. Other than that, we did not enter into any transactions with our directors, officers, persons who own more than five percent of our common stock and any other related parties, or with their relatives and entities they control.

Director Independence

Our board of directors has determined that Mr. Man Shek (Alex) Ng is qualifies as “independent” as the term is defined by Nasdaq Rule as 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2024 and 2023. All of the services described in the following fee table were approved in conformity with the BOD’s pre-approval process.

	2024	2023
Audit Fees	$49,000	57,000
Tax Fees	-	3,300
All Other Fees	-	6,000
Total	$49,000	66,300

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by KCCW.

On April 5, 2022, the Company’s Board of Directors approved the engagement of KCCW Accountancy Corp. (“KCCW”), as the Company’s independent registered public accounting firm, effective as of April 5, 2022. The Board of Directors also approved KCCW to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2022. KCCW provided professional services for the audit of our fiscal year 2022 financial statement and review of our quarterly financial statements and $8,000 was paid to KCCW during the fiscal year ended September 30, 2022. KCCW provided professional services for the audit of our fiscal year 2023 financial statement and review of our quarterly financial statements and $41,000 was paid to KCCW during the fiscal year ended September 30, 2023. KCCW provided professional services for the audit of our fiscal year 2024 financial statement and review of our quarterly financial statements and $49,000 was paid to KCCW during the fiscal year ended September 30, 2024.

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

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.2	Certificate of Change, dated May 19, 2017. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2017.
3.3	Certificate of Change, date April 30, 2019. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on May 1, 2019.
3.4	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.5	Amended and Restated Bylaws. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on May 1, 2019.
3.6	Certificate of Change, date September 19, 2024. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on September 23, 2024.
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

10.15†	Employment Agreement, dated August 22, 2022, between Fuse Group Holding Inc. and Michael Viotto, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2022.
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

† Management agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuse Group Holding, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fuse Group Holding, Inc. and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended September 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2024 and 2023, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, for the Company’s service revenue, revenue is recognized when the consulting service is provided to the customer.

The revenue recognized depicts the transfer of promised services to its customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company’s revenue from services is generally recognized at a point in time when consulting services are completed. The related revenue will be recognized when the underlying services are completed and rendered to the customer.

How We Addressed the Matter in Our Audit

Our audit procedures over determining the timing and amount of revenue recognition involved, among others, evaluation of management’s assessment in regard to the identification of performance obligation of service revenue. We evaluated the appropriateness of management's recognition of revenue within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluated whether management’s conclusions were appropriate.

We sent out a confirmation letter to the customer and confirmed the following:

a) Amount billed by the Company during the year ended September 30, 2024.

b) Terms of the arrangement, including the performance obligation agreed upon between the customer and the Company.

c) Whether the agreed services have been performed by the Company.

/s/KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

December 26, 2024

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023

ASSETS

CURRENT ASSETS
Cash and equivalents	$67,601	$26,588
Prepaid expenses	13,000	12,668
Right-of-use asset, net	4,773	-

Total current assets	85,374	39,256

NON-CURRENT ASSETS
Property and equipment, net	-	455
Right-of-use asset, net	-	32,494

Total non-current assets	-	32,949

TOTAL ASSETS	$85,374	$72,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables	$6,414	$25,715
Accrued interest on convertible notes	-	382
Lease liability	5,038	29,128
Loan payable	1,811	1,936
Due to related party	139,523	35,973

Total current liabilities	152,786	93,134

NON-CURRENT LIABILITIES
Convertible notes	-	50,000
Lease liability	-	5,038
Loan payable	99,387	101,790

Total non-current liabilities	99,387	156,828

TOTAL LIABILITIES	252,173	249,962

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized;13,296,986 and 13,274,177 shares issued and outstanding at September 30, 2024 and 2023 *	13,297	13,274
Additional paid-in capital	7,769,284	7,717,988
Accumulated deficit	(7,949,380)	(7,909,019)

Total stockholders' deficit	(166,799)	(177,757)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85,374	$72,205

* retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2024	2023

Revenue	$332,024	$-
Cost of revenue	-	-

Gross profit	332,024	-

Operating expenses
General and administrative	345,710	393,119
Consulting	19,667	62,000

Total operating expenses	365,377	455,119

Loss from operations	(33,353)	(455,119)

Non-operating income (expenses)
Interest expense	(5,104)	(17,283)
Other income	496	-
Total non-operating expenses, net	(4,608)	(17,283)

Loss before income tax	(37,961)	(472,402)
Income tax	2,400	2,400

Net loss	$(40,361)	$(474,802)

Basic weighted average shares outstanding *	13,282,835	13,030,669

Basic loss per share	$(0.00)	$(0.04)

* retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares *	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2022	12,955,614	$12,956	$7,001,539	$(7,434,217)	$(419,722)

Conversion of note into common shares	318,563	318	716,449	-	716,767

Net loss	-	-	-	(474,802)	(474,802)

Balance at September 30, 2023	13,274,177	13,274	7,717,988	(7,909,019)	(177,757)

Net loss	-	-	-	(40,361)	(40,361)

Conversion of note into common shares	22,809	23	51,296	-	51,319

Balance at September 30, 2024	13,296,986	$13,297	$7,769,284	$(7,949,380)	$(166,799)

* retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,361)	$(474,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	455	1,821
Operating lease expense	28,772	28,772
Changes in assets and liabilities:
Prepaid expenses	(332)	(650)
Other payables	(19,300)	21,045
Accrued interest	937	12,683
Payment of lease liability	(30,180)	(28,639)

Net cash used in operating activities	(60,009)	(439,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	-	400,000
Repayment of loan payable	(2,528)	(2,611)
Due to related party	103,550	35,973

Net cash provided by financing activities	101,022	433,362

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	41,013	(6,408)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	26,588	32,996

CASH AND EQUIVALENTS, END OF YEAR	$67,601	$26,588

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$4,167	$4,600

Supplemental disclosure of non-cash financing activities
Conversion of note into common shares	$51,319	$716,767

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

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement (the “Agreement”) with five individuals who own Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”). Pursuant to the Agreement, the Company agreed to issue 2,857,143 (or 14,285,715 pre-reverse split) shares of Company’s common stock for all the shares of Portafolio they owned. Portafolio owns concessions rights to five mineral locations in Mexico. The five mines have not been explored and have no operations, no facilities or equipment, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than five concessions to explore. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The transfer of shares of Portafolio to Processing are subject to Mexican government approval, which has not happened yet.

Stock certificates for 2,857,143 (or 14,285,715 pre-reverse split) shares were prepared for the closing of the Agreement which was entered into by the Company and Processing with the five individuals who own Portafolio on February 9, 2021. The stock certificates were prepared by the Company, but not delivered to the sellers. After reevaluation of the Agreement, the Company determined that the transaction was incorrectly recorded, as such stock certificates remained in the custody of the Company and not delivered (i.e. provided as consideration) to the sellers. On October 20, 2021, the Company cancelled these stock certificates.

On March 11, 2021, Fuse Group and Fuse Biotech entered into a Share Exchange Agreement with E-Mo Biotech Holding Inc., a company incorporated under the laws of Nevada (the “E-Mo Biotech”), Qiyi Xie, a resident of California (“Xie”), Quan Qinghua, a citizen and resident of China (“Quan”), Jing Li, a citizen and resident of China (“Li”) and HWG Capital Sdn Bhd, a company incorporated under laws of Malaysia (“HWG” and hereinafter collectively with Xie, Quan and Li, the “Sellers”). Pursuant to the agreement, the Company agreed to issue the Sellers 20,000,000 (or 100,000,000 pre-reverse split) shares of Company’s common stock (the “Fuse Shares”) for all the issued and outstanding shares of E-Mo Biotech (the “E-Mo Shares”) owned by the Sellers. E-Mo Biotech Holding Inc. is a start-up, development-stage company involving in vaccine, immunological treatment and diagnostic product research and development and has no commercial sales of vaccines, treatments, or diagnostic products. The acquisition was not completed and the Fuse Shares were not issued. On September 30, 2021, the Company and Fuse Biotech entered into a Termination Agreement with E-Mo Biotech, Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd, effective on September 30, 2021. Pursuant to the Termination Agreement, the parties agreed to terminate the Share Exchange Agreement, which was originally entered into by and among the Company, Fuse Biotech, the Sellers and E-Mo Biotech on March 11, 2021.

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

On September 19, 2024, the Company’s Board of Directors approved a reverse stock split of its authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-5, which become effective on September 19, 2024. After the reverse stock split, every 5 issued and outstanding shares of the Company’s Common Stock were converted automatically into one share of the Company’s Common Stock without any change in the par value per share. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion from 375,000,000 shares to 75,000,000 shares of Common Stock. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $67,601 and $26,588 in cash at September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on September 30, 2024 and 2023.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months. For the year ended September 30, 2024, total revenue of $332,024 consisted of hospitality industry consulting service revenue.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of September 30, 2024, the Company had no unrecognized tax benefits and there were no charges during the years ended September 30,2024 and 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2024. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2024 and 2023.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,949,380 at September 30, 2024, the Company incurred net loss of $40,361 for the year ended September 30, 2024, and the Company had cash outflow from operating activities of $60,009 for the year ended September 30, 2024. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2024 and 2023 consisted of the following：

	September 30, 2024	September 30, 2023

Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,291)
Office furniture, net	-	455
Total property and equipment, net	$-	$455

Depreciation for the years ended September 30, 2024 and 2023 was $455 and $1,821, respectively.

Note 5 – Prepaid Expenses

As of September 30, 2024 and 2023, the Company had current prepaid expenses of $13,000 and $12,668, respectively.

As of September 30, 2024, prepaid expense consisted of prepaid OTC listing fee of $13,000. As of September 30, 2023, prepaid expense mainly consisted of prepaid OTC listing fee of $12,500.

Note 6 – Convertible Notes

Convertible notes at September 30, 2024 and 2023 consisted of the following:

	Convertible Notes
	September 30, 2024	September 30, 2023
Convertible notes – current	$-	$-
Convertible notes – non-current	-	50,000
Accrued interest	-	382
Total outstanding balance	$-	$50,382

On June 30, 2023, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Notes made by the Company in favor of Lender on February 15, 2022, March 23, 2022, June 9, 2022, July 1, 2022, August 19, 2022, October 6, 2022, November 7, 2022, December 16, 2022, January 30, 2023, February 24, 2023, April 10, 2023 and May 29, 2023 (the “Notes”), that the Lender elected to convert all of the Notes balances (including principal and interest of the Notes) of $716,767 for 318,563 (or 1,592,816 pre-reverse split) shares of common stock of the Company (the “Shares”) at the conversion price of $2.25 (or $0.45 pre-reverse split) per share. On July 7, 2023, the Shares were issued to the Lender pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

On June 29, 2023, the Company entered into a Convertible Promissory Notes Purchase Agreement with Liu Marketing (M) SDN BHD, a company incorporated under the laws of Malaysia (the “Purchaser”). Pursuant to the agreement, the Company sold a Convertible Promissory Note to the Purchaser for a principal amount of $50,000 and the conversion price is $2.25 (or $0.45 pre-reverse split) per share. The Note bears interest at the rate of 3% per annum, which is payable on June 29 of 2024 and 2025. The Note will mature on the date that is twenty-four months from the date that the purchase price of the Note is paid to the Company. Any outstanding principal and interest on the Note may be converted to shares of common stock of the Company at the holder’s option at a conversion price of $2.25 (or $0.45 pre-reverse split) per share at any time until the total outstanding balance of the Note is paid. On May 15, 2024, the note holder notified the Company to convert all the principal and interest of the note to the shares of common stock of the Company at a conversion price of $2.25 (or $0.45 pre-reverse split) per share. This note including principal of $50,000 and accrued interest of $1,320 was converted into 22,809 (or 114,043 pre-reverse split) shares of the Company’s common stock on May 15, 2024.

As of September 30, 2024, the Company had outstanding convertible notes and accrued interest of $0 and $0, respectively. As of September 30, 2023, the Company had outstanding convertible notes and accrued interest of $50,000 and $382, respectively.

Note 7 – Other Payables

As of September 30, 2024 and 2023, the Company had other payables of $6,414 and $25,715, respectively. As of September 30, 2024, other payables mainly consisted of salary payable of $4,801 and payroll tax payable of $1,613. As of September 30, 2023, other payables mainly consisted of salary payable of $7,764, accrued professional fee of $16,000, and payroll tax payable of $1,951.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the years ended September 30, 2024 and 2023, the Company recorded $4,167 and $4,600 interest expense for the EIDL loan, respectively. For the years ended September 30, 2024 and 2023, the Company made $6,695 and $7,211 (including principal and interest) repayment of the EIDL loan, respectively.

As of September 30, 2024, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending September 30,	Amount
2025	$1,811
2026	2,496
2027	2,591
2028	2,690
2029	2,792
Thereafter	88,818
Total	$101,198

Note 9 – Due to Related Party

As of September 30, 2024 and 2023, the Company had advance of $139,523 and $35,973 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 10 – Income Tax

At September 30, 2024 and 2023, the Company had net operating loss (“NOL”) carryforwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.38 million and $5.34 million for each of Federal and California state at September 30, 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.50 million as of September 30, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,502,064	$1,490,909
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	168	468
Less valuation allowance	(1,782,068)	(1,771,213)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended September 30, 2024 and 2023 is as follows:

	2024	2023

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(0.66)%	(6.48)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	27.99%
Effective income tax rate	6.32%	0.51%

Note 11 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the years ended September 30, 2024 and 2023, the Company recorded consulting revenue of $332,024 and $0 for the services provided, respectively.

For the year ended September 30, 2024, the Company had one customer which accounted for 100% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 2,857,143 (or 14,285,715 pre-reverse split) shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of September 30, 2024 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 13 – Commitments

Lease Commitment

Effective December 1, 2018, the Company entered a three-year lease for an office in the city of Arcadia, California. The monthly base rent is $2,115 payable on the first day of each month, with a 3% increase each year. The lease expired on November 30, 2021. On February 28, 2022, the Company renewed the lease for three more years, commencing on December 1, 2021. The new monthly base rent is $2,243 payable on the first day of each month, with a 6% increase each year. The lease expired on November 30, 2024. The Company is currently negotiating with the landlord for the renewal of the lease.

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the Years Ended September 30,
	2024	2023
Operating Lease costs	$28,772	$28,772
Weighted Average Remaining Lease Term	0.17	1.17
Weighted Average Discount Rate	5%	5%

The following is a schedule of maturities of lease liabilities as of September 30, 2024:

For the year ending September 30,	Operating Leases
2025	$5,070
Less: imputed interest	(32)
Total lease liabilities	5,038
Less: current portion	5,038
Lease liabilities – non-current portion	$-

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

2)

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the years ended September 30, 2024 and 2023, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Fuse Group Holding Inc.

	By:	/s/ Umesh Patel
Umesh Patel
Date: December 26, 2024		Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and accounting officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 26, 2024
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and accounting officer)

/s/ Man Shek (Alex) Ng
Man Shek (Alex) Ng	December 26, 2024
Director