Form 10-Q
period 2024-12-31
FUSE GROUP HOLDING INC.
filed 2025-02-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2025 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	13,297,143

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	DECEMBER 31, 2024	SEPTEMBER 30, 2024

ASSETS

CURRENT ASSETS
Cash and equivalents	$18,816	$67,601
Prepaid expenses	9,152	13,000
Other receivables	167	-
Right-of-use asset, net	-	4,773

Total current assets	28,135	85,374

TOTAL ASSETS	$28,135	$85,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables	$5,014	$6,414
Lease liability	-	5,038
Loan payable	1,828	1,811
Due to related party	139,523	139,523

Total current liabilities	146,365	152,786

NON-CURRENT LIABILITIES
Loan payable	98,772	99,387

Total non-current liabilities	98,772	99,387

TOTAL LIABILITIES	245,137	252,173

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 13,297,143 and 13,296,986 shares issued and outstanding at December 31,2024 and September 30, 2024	13,297	13,297
Additional paid-in capital	7,769,284	7,769,284
Accumulated deficit	(7,999,583)	(7,949,380)

Total stockholders’ deficit	(217,002)	(166,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,135	$85,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2024	2023

Revenue	$19,942	$20,000
Cost of revenue	-	-

Gross profit	19,942	20,000

Operating expenses
General and administrative	66,798	63,895
Consulting	-	15,500

Total operating expenses	66,798	79,395

Loss from operations	(46,856)	(59,395)

Non-operating income (expenses)
Interest expense	(947)	(1,349)
Total non-operating expenses, net	(947)	(1,349)

Loss before income tax	(47,803)	(60,744)
Income tax	2,400	2,400

Net loss	$(50,203)	$(63,144)

Basic weighted average shares outstanding *	13,297,143	13,274,173

Basic loss per share	$(0.00)	$(0.00)

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,203)	$(63,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	455
Operating lease expense	4,803	7,193
Changes in assets and liabilities:
Prepaid expenses	3,850	3,750
Other receivables	(167)	-
Other payables	(1,400)	(14,414)
Accrued interest	-	378
Payment of lease liability	(5,070)	(7,365)

Net cash used in operating activities	(48,187)	(73,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable	(598)	(574)
Due to related party	-	103,550

Net cash (used in) provided by financing activities	(598)	102,976

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(48,785)	29,829

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	67,601	26,588

CASH AND EQUIVALENTS, END OF PERIOD	$18,816	$56,417

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$947	$971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares *	Amount	Capital	Deficit	Total

Balance at September 30, 2023	13,274,173	$13,274	$7,717,988	$(7,909,019)	$(177,757)

Net loss	-	-	-	(63,144)	(63,144)

Balance at December 31, 2023	13,274,173	$13,274	$7,717,988	$(7,972,163)	$(240,901)

Balance at September 30, 2024	13,296,986	$13,297	$7,769,284	$(7,949,380)	$(166,799)

Rounding due to stock reverse split	157	-	-	-	-

Net loss	-	-	-	(50,203)	(50,203)

Balance at December 31, 2024	13,297,143	$13,297	$7,769,284	$(7,999,583)	$(217,002)

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $18,816 and $67,601 in cash at December 31, 2024 and September 30, 2024, respectively.

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

As of December 31, 2024 and September 30, 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on December 31, 2024 and September 30, 2024.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months. For the three months ended December 31, 2024 and 2023, total revenue of $19,942 and $20,000 consisted of hospitality industry consulting service revenue.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of December 31, 2024, the Company had no unrecognized tax benefits and there were no charges during the three months ended December 31, 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of December 31, 2024. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2024 and September 30, 2024.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,999,583 at December 31, 2024, the Company incurred net loss of $50,203 for the three months ended December 31, 2024, and the Company had cash outflow from operating activities of $48,187 for the three months ended December 31, 2024. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2024 and September 30, 2024 consisted of the following：

	December 31, 2024	September 30, 2024
Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,746)
Office furniture, net	-	-
Total property and equipment, net	$-	$-

Depreciation for the three months ended December 31, 2024 and 2023 was $nil and $455, respectively.

Note 5 – Prepaid Expenses

As of December 31, 2024 and September 30, 2024, the Company had current prepaid expenses of $9,152 and $13,000, respectively.

As of December 31, 2024, prepaid expense consisted of prepaid OTC listing fee of $9,152. As of September 30, 2024, prepaid expense mainly consisted of prepaid OTC listing fee of $13,000.

Note 6– Other Payables

As of December 31, 2024 and September 30, 2024, the Company had other payables of $5,014 and $6,414, respectively. As of December 31, 2024, other payables mainly consisted of salary payable of $4,801 and payroll tax payable of $213. As of September 30, 2024, other payables mainly consisted of salary payable of $4,801, and payroll tax payable of $1,613.

Note 7 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, instalment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the three months ended December 31, 2024 and 2023, the Company recorded $947 and $971 interest expense for the EIDL loan, respectively. For the three months ended December 31, 2024 and 2023, the Company made $1,545 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of December 31, 2024, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending December 31,	Amount
2025	$1,828
2026	2,519
2027	2,615
2028	2,715
2029	2,819
Thereafter	88,104
Total	$100,600

Note 8 – Due to Related Party

As of December 31, 2024 and September 30, 2024, the Company had advance of $139,523 and $139,523 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 9 – Income Tax

At December 31, 2024 and September 30, 2024, the Company had net operating loss (“NOL”) carry-forwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carry-back period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.42 million and $5.38 million for each of Federal and California state at December 31, 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.52 million as of December 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2024 and September 30, 2024 are as follows:

	December 31, 2024	September 30, 2024
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,515,441	$1,502,064
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	-	168
Less valuation allowance	(1,795,277)	(1,782,068)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(1.96)%	(3.03)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	27.98%
Effective income tax rate	5.02%	3.95%

Note 10 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the three months ended December 31, 2024 and 2023, the Company recorded consulting revenue of $19,942 and $20,000 for the services provided, respectively.

For the three months ended December 31, 2024, the Company had one customer which accounted for 100% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 2,857,143 (or 14,285,715 pre-reverse split) shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of December 31, 2024 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the Three Months Ended December 31,
	2024	2023
Operating Lease costs	$4,803	$7,193
Weighted Average Remaining Lease Term	-	0.84
Weighted Average Discount Rate	5%	5%

Consulting and Service Agreements

1)	On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advice on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal instalments at the end of each month. The agreement was extended to March 31, 2023 with the same terms. On April 1, 2023, the Company and the consulting company mutually agreed to extend the consultancy agreement for another year to March 31, 2024 at no further cost. The agreement expired and terminated without renewal on March 31, 2024.
2)	Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2024 and 2023, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Form 10K) and those set forth from time to time in our other filings with the SEC. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2024 Form 10-K.

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

On February 9, 2021, the Company and Processing entered into a Share Exchange Agreement (the “Agreement”) with Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck (collectively as the “Sellers”). Pursuant to the Agreement, the Company agreed to issue to the Sellers in aggregate of 14,285,715 shares (pre-reverse split shares) of common stock of the Company (the “Fuse Shares”) in exchange of all the outstanding shares of Portafolio en Investigacion Ambiental S.A. de C.V., a Mexican company (“Portafolio”) owned by the Sellers. Portafolio owns concessions rights to five mineral locations and the five mines have not been explored and have no operations, no existing contracts for the sale of output, no permits or licenses to conduct mining operations. Portafolio only has five concessions to explore for minerals and owns no facilities or equipment. There is no assurance that we will be able to obtain the surface rights and permits that are necessary to extract the minerals from the areas covered by the concessions. The Company is waiting for the Sellers to complete the transfer process for the equity interest of Portafolio to the Processing to complete the transaction which is subject to the Mexican government approval and has not happened yet.

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

Results of operations for the three months ended December 31, 2024 and 2023

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

For the three months ended December 31, 2024, the Company recorded revenue of $19,942 for the services provided. Our revenue for the three months ended December 31, 2023 was $20,000. Our cost of revenues for the three months ended December 31, 2024 and 2023 was nil and nil, respectively, resulting in a gross profit of $19,942 and $20,000 for the three months ended December 31, 2024 and 2023, respectively. The revenues were generated from the hospitality industry consulting service for both the three months ending December 31, 2024 and 2023.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2024 and 2023 are in the table below:

	2024	2023	Increase (Decrease)
General and administrative	$66,798	$63,895	$2,903
Consulting fees	-	15,500	(15,500)
Total operating expenses	$66,798	$79,395	$(12,597)

The increase in our general and administrative expenses for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, was mainly due to increase in stock transfer fee by $2,844, an increase in legal fee by $2,209, but partly offset by a decrease in professional fee by $2,323.

Non-operating income (expenses), net

Net non-operating expense was $947 for the three months ended December 31, 2024, compared to net non-operating expenses was $1,349 for the three months ended December 31, 2023. For the three months ended December 31, 2024, non-operating expense mainly consisted of interest expense on EIDL of $947. For the three months ended December 31, 2023, non-operating expenses mainly consisted of interest expense on EIDL of $971 and interest expense on convertible notes of $378.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Total current assets	$28,135	$85,374
Total current liabilities	146,365	152,786
Working capital (deficit)	$(118,230)	$(67,412)

Liquidity

During the three months ended December 31, 2024 and 2023, we had net loss of $50,203 and net loss of $63,144, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2024 and 2023:

	2024	2023
Net cash used in operating activities	$(48,187)	$(73,147)
Net cash (used in) provided by financing activities	(598)	102,976
Net (decrease) increase in cash	$(48,785)	$29,829

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2024 and 2023 was $48,187 and $73,147, respectively. The decrease in cash outflow during the three months ended December 31, 2024 was mainly due to decreased cash outflow resulted from a decrease in net loss after noncash adjustments by $10,096, a decreased cash outflow on other payables by $13,014, a decreased cash outflow on payment of lease liability by $2,295.

Cash Flows from Investing Activities

During the three months ended December 31, 2024, and 2023, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash used in financing activities for the three months ended December 31, 2024 was $598, and cash provided by financing activities for the three months ended December 31, 2023 was $102,976. For the three months ended December 31, 2024, cash used in financing activities consisted of repayment to EIDL loan of $598. For the three months ended December 31, 2023, cash provided by financing activities consisted of cash advance from CEO of $103,550, which was partly offset by repayment to EIDL loan of $574.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance-sheet arrangements.

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

1.	We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not implement appropriate information technology controls. As of December 31, 2024, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

3.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. We have one employee assigned to a position that involves processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

We have taken certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2024. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 14, 2025