Form 10-Q
period 2025-06-30
FUSE GROUP HOLDING INC.
filed 2025-08-14
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2025 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	13,297,143

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2025	SEPTEMBER 30, 2024

ASSETS

CURRENT ASSETS
Cash and equivalents	$8,409	$67,601
Prepaid expenses	17,320	13,000
Other receivable	168	-
Right-of-use asset, net	-	4,773

Total current assets	25,897	85,374

TOTAL ASSETS	$25,897	$85,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables	$9,394	$6,414
Accrued interest on convertible notes	480	-
Lease liability	-	5,038
Loan payable	2,666	1,811
Due to related party	219,373	139,523

Total current liabilities	231,913	152,786

NON-CURRENT LIABILITIES
Convertible notes	70,000	-
Loan payable	95,402	99,387

Total non-current liabilities	165,402	99,387

TOTAL LIABILITIES	397,315	252,173

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 13,297,143 shares issued and outstanding at June 30, 2025 and September 30, 2024	13,297	13,297
Additional paid-in capital	7,769,284	7,769,284
Accumulated deficit	(8,153,999)	(7,949,380)

Total stockholders' deficit	(371,418)	(166,799)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,897	$85,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Revenue	$45,942	$202,139	$26,000	$82,353
Cost of revenue	-	-	-	-

Gross profit	45,942	202,139	26,000	82,353

Operating expenses
General and administrative	246,176	238,998	97,819	64,422
Consulting	-	19,667	-	-

Total operating expenses	246,176	258,665	97,819	64,422

(Loss) income from operations	(200,234)	(56,526)	(71,819)	17,931

Non-operating expenses
Interest expense	(1,985)	(4,152)	(1,379)	(1,144)
Other income	-	496	-	496

Total non-operating expenses	(1,985)	(3,656)	(1,379)	(648)

(Loss) income before income tax	(202,219)	(60,182)	(73,198)	17,283
Income tax	2,400	2,400	-	-

Net (loss) income	$(204,619)	$(62,582)	$(73,198)	$17,283

Basic weighted average shares outstanding	13,297,143	13,278,086	13,297,143	13,285,953

Basic (loss) income per share	$(0.02)	$(0.00)	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2024	13,296,986	$13,297	$7,769,284	$(7,949,380)	$(166,799)

Rounding due to stock reverse split	157	-	-	-	-

Net loss	-	-	-	(50,203)	(50,203)

Balance at December 31, 2024	13,297,143	13,297	7,769,284	(7,999,583)	(217,002)

Net loss	-	-	-	(81,218)	(81,218)

Balance at March 31, 2025	13,297,143	13,297	7,769,284	(8,080,801)	(298,220)

Net loss	-	-	-	(73,198)	(73,198)

Balance at June 30, 2025	13,297,143	$13,297	$7,769,284	$(8,153,999)	$(371,418)

Balance at September 30, 2023	13,274,173	$13,274	$7,717,988	$(7,909,019)	$(177,757)

Net loss	-	-	-	(63,144)	(63,144)

Balance at December 31, 2023	13,274,173	13,274	7,717,988	(7,972,163)	(240,901)

Net loss	-	-	-	(16,721)	(16,721)

Balance at March 31, 2024	13,274,173	13,274	7,717,988	(7,988,884)	(257,622)

Conversion of note into common shares	22,809	23	51,297	-	51,320

Net income	-	-	-	17,283	17,283

Balance at June 30, 2024	13,296,982	$13,297	$7,769,285	$(7,971,601)	$(189,019)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,619)	$(62,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	455
Operating lease expense	4,804	21,579
Changes in assets and liabilities:
Prepaid expenses	(4,320)	(4,181)
Other receivable	(167)	-
Other payables	2,980	(19,402)
Accrued interest	480	937
Payment of lease liability	(5,070)	(22,575)

Net cash used in operating activities	(205,912)	(85,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	70,000	-
Repayment of loan payable	(3,130)	(1,935)
Proceeds from related party	79,850	103,550

Net cash provided by financing activities	146,720	101,615

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(59,192)	15,846

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$67,601	26,588

CASH AND EQUIVALENTS, END OF PERIOD	$8,409	$42,434

Supplemental cash flow data:
Income tax paid	$2,400	$2,400
Interest paid	$1,505	$3,214

Supplemental disclosure of non-cash financing activities
Conversion of note into common shares	$-	$51,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “We”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group develops business opportunities in the mining and biotech areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and investigates potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing.

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

The Company has been diversifying its business to new growth area of consulting services, especially in the catering and culinary consulting service business.

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $8,409 and $67,601 in cash at June 30, 2025 and September 30, 2024, respectively.

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

As of June 30, 2025 and September 30, 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on June 30, 2025 and September 30, 2024.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months. For the nine months ended June 30, 2025 and 2024, total revenue of $45,942 and $202,139 consisted of hospitality industry consulting service revenue. For the three months ended June 30, 2025 and 2024, total revenue of $26,000 and $82,353 consisted of hospitality industry consulting service revenue.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of June 30, 2025, the Company had no unrecognized tax benefits and there were no charges during the three and nine months ended June 30, 2025, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of June 30, 2025. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2021 and thereafter are subject to examination by the relevant taxing authorities.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2025 and September 30, 2024.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,153,999 at June 30, 2025, the Company incurred net loss of $204,619 for the nine months ended June 30, 2025, and the Company had cash outflow from operating activities of $205,912 for the nine months ended June 30, 2025. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2025 and September 30, 2024 consisted of the following：

	June 30, 2025	September 30, 2024
Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,746)
Office furniture, net	-	-
Total property and equipment, net	$-	$-

Depreciation for the nine months ended June 30, 2025 and 2024 was nil and $455, respectively.

Depreciation for the three months ended June 30, 2025 and 2024 was nil for both periods.

Note 5 – Prepaid Expenses

As of June 30, 2025, prepaid expenses consisted of prepaid OTC listing fee of $17,320. As of September 30, 2024, prepaid expense mainly consisted of prepaid OTC listing fee of $13,000.

Note 6 – Convertible Notes

Convertible notes at June 30, 2025 and September 30, 2024 consisted of the following:

	Convertible Notes
	June 30, 2025	September 30, 2024
Convertible notes – current	$-	$-
Convertible notes – non-current	70,000	-
Accrued interest	480	-
Total outstanding balance	$70,480	$-

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

On May 1, 2025, the Company, entered into a Convertible Promissory Note Purchase Agreement with Chen Fei Li, a Chinese citizen (the “Purchaser”). Pursuant to the Agreement, the Company sold a Convertible Promissory Note to the Purchaser with a principal amount of $30,000 (the “Note”). The Note bears interest at the rate of 3% per annum, which are payable on May 1 of 2026 and 2027. The Note will mature on the date that is twenty-four months from the date that the purchase price of the Note is paid to the Company. Any outstanding principal and interest on the Note may be converted to the shares of common stock of the Company at the holder’s option at a conversion price of $0.33 per share at any time until the total outstanding balance of the Note is paid.

As of June 30, 2025, the Company had outstanding convertible notes and accrued interest of $70,000 and $480, respectively. As of September 30, 2024, the Company had outstanding convertible notes and accrued interest of $0 and $0, respectively. For the nine months ended June 30, 2025 and 2024, the Company recorded $480 and $937 interest expense for the convertible promissory notes, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded $447 and $185 interest expense for the convertible promissory notes, respectively.

Note 7– Other Payables

As of June 30, 2025 and September 30, 2024, the Company had other payables of $9,394 and $6,414, respectively. As of June 30, 2025, other payables mainly consisted of salary payable of $7,788 and payroll tax payable of $1,606. As of September 30, 2024, other payables mainly consisted of salary payable of $4,801, and payroll tax payable of $1,613.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, instalment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the nine months ended June 30, 2025 and 2024, the Company recorded $1,505 and $3,214 interest expense for the EIDL loan, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded $932 and $958 interest expense for the EIDL loan, respectively. For the nine months ended June 30, 2025 and 2024, the Company made $4,634 and $5,150 (including principal and interest) repayment of the EIDL loan, respectively. For the three months ended June 30, 2025 and 2024, the Company made $1,545 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of June 30, 2025, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending June 30,	Amount
2026	$2,666
2027	2,666
2028	2,666
2029	2,666
2030	2,666
Thereafter	84,738
Total	$98,068

Note 9 – Due to Related Party

As of June 30, 2025 and September 30, 2024, the Company had advance of $219,373 and $139,523 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 10 – Income Tax

At June 30, 2025 and September 30, 2024, the Company had net operating loss (“NOL”) carry-forwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carry-back period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal and California income tax purposes of $5.73 million and $5.69 million for each of Federal and California state at June 30, 2025, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.60 million as of June 30, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of June 30, 2025 and September 30, 2024 are as follows:

	June 30, 2025	September 30, 2024
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,600,230	$1,502,064
Allowance for non-current prepaid expense	279,836	279,836
Lease expense under ASU 842	-	168
Less valuation allowance	(1,880,066)	(1,782,068)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended June 30, 2025 and 2024 is as follows:

	2025	2024

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(5.80)%	(3.00)%
Change in valuation allowance on net operating loss carry-forwards	27.99%	27.99%
Effective income tax rate	1.19%	3.99%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2025 and 2024 is as follows:

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

For the nine months ended June 30, 2025 and 2024, the Company recorded consulting revenue of $45,942 and $202,139 for the services provided, respectively.

For the three months ended June 30, 2025 and 2024, the Company recorded consulting revenue of $26,000 and $82,353 for the services provided, respectively.

For the nine months ended June 30, 2025, the Company had two customers, which accounted for 43.4% and 56.6% of the Company’s revenue. For the three months ended June 30, 2025, the Company had one customer, which accounted for 100% of the Company’s revenue.

For the nine months and three months ended June 30, 2024, the Company had one customer, which accounted for 100% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 2,857,143 (or 14,285,715 pre-reverse split) shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of June 30, 2025 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

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

The components of lease costs, lease term and discount rate with respect to the office lease with an initial term of more than 12 months are as follows:

	For the Nine Months Ended June 30,
	2025	2024
Operating Lease costs	$4,804	$21,579
Weighted Average Remaining Lease Term	-	0.34
Weighted Average Discount Rate	5%	5%

	For the Three Months Ended June 30,
	2025	2024
Operating Lease costs	$-	$7,193
Weighted Average Discount Rate	5%	5%

Consulting and Service Agreements

1)	On April 1, 2017, the Company entered into a strategic consulting agreement with a consulting company with a term of one year. The consulting company provides the Company the strategic advice on business development and marketing. The compensation to the consulting company is $50,000 per year, payable in equal installments at the end of each month. The agreement was extended to March 31, 2023 with the same terms. On April 1, 2023, the Company and the consulting company mutually agreed to extend the consultancy agreement for another year to March 31, 2024 at no further cost. The agreement expired and terminated without renewal on March 31, 2024.

2)	Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine months ended June 30, 2025 and 2024, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Overview

Fuse Group Holding Inc. (the “Company” or “Fuse Group” or “we”) was incorporated under the laws of the State of Nevada on December 24, 2013. Fuse Group develops business opportunities in the mining, biotech and consulting areas. On December 6, 2016, the Company incorporated Fuse Processing, Inc. (“Processing”) in the State of California. Processing seeks business opportunities in mining and is currently investigating potential mining targets in Asia and North America. Fuse Group is the sole shareholder of Processing. In March 2017, Processing acquired 100% ownership of Fuse Trading Limited (“Trading”) for HKD1 ($0.13). Trading had no operations prior to the acquisition by Processing, and Trading was expected to be engaged in mining-related businesses. On April 22, 2022, Processing transferred 100% ownership of Trading to an unrelated third party for HKD1. On May 3, 2018, the Company incorporated Fuse Technology Inc. in the State of Nevada, which changed its name to Fuse Biotech Inc. on November 30, 2020. Fuse Group is the sole shareholder of Fuse Biotech Inc. (“Fuse Biotech”). Currently, Fuse Biotech seeks business opportunities in the biotech area.

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

The Company has been diversifying its business to new growth area of consulting services, especially in the catering and culinary consulting service business.

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

On December 13, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Beijing Jixiang Fengqi Tech Company Limited, a company organized under the laws of China (the “Customer”). Pursuant to the Agreement, the Company will provide consulting services to the Customer, including marketing research, competitive analysis and business development strategy in North America as well as marketing strategies, product development, identifying and partnering with local businesses or distributors and other general business advisory services. The Agreement had a term of one year from December 13th, 2023 to December 12th, 2024 and may be renewed by the parties. For the services rendered by the Company as required by the Agreement, the Customer agrees to pay a service fee to the Company of $10,000 per month, payable monthly. The Agreement has not been renewed upon its expiration as of December 12, 2024.

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

Results of operations for the nine months ended June 30, 2025 and 2024

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

For the nine months ended June 30, 2025, the Company recorded revenue of $45,942 for the services provided. Our revenue for the nine months ended June 30, 2024 was $202,139. Our cost of revenues for the nine months ended June 30, 2025 and 2024 was nil and nil, respectively, resulting in a gross profit of $45,942 and $202,139 for the nine months ended June 30, 2025 and 2024, respectively. The revenues were generated from the hospitality industry consulting service for both the nine months ending June 30, 2025 and 2024.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2025 and 2024 are in the table below:

	2025	2024	Increase (Decrease)

General and administrative	$246,176	$238,998	$7,178
Consulting fees	-	19,667	(19,667)
Total operating expenses	$246,176	$258,665	$(12,489)

The increase in our general and administrative expenses for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, was mainly due to an increased in audit fee by $16,000 and an increase in stock transfer fee by $2,961, but partly offset by a decrease in legal fees by $2,875, a decrease in professional fee by $1,004, a decrease in accounting fee by $7,800, and a decrease in office expenses by $1,853.

Non-operating income (expenses), net

Net non-operating expenses was $1,985 for the nine months ended June 30, 2025, compared to net non-operating expenses was $3,656 for the nine months ended June 30, 2024. For the nine months ended June 30, 2025, non-operating expenses mainly consisted of interest expense on EIDL of $1,505 and interest expense on convertible notes of $480. For the nine months ended June 30, 2024, non-operating expenses mainly consisted of interest expense on EIDL of $3,214 and interest expense on convertible notes of $937, which was partly offset by other income of $496.

Results of operations for the three months ended June 30, 2025 and 2024

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

For the three months ended June 30, 2025, the Company recorded revenue of $26,000 for the services provided. Our revenue for the three months ended June 30, 2024 was $82,353. Our cost of revenues for the three months ended June 30, 2025 and 2024 was nil and nil, respectively, resulting in a gross profit of $26,000 and $82,353 for the three months ended June 30, 2025 and 2024, respectively.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2025 and 2024 are in the table below:

	2025	2024	Increase (Decrease)

General and administrative	$97,819	$64,422	$33,397
Total operating expenses	$97,819	$64,422	$33,397

The increase in our operating expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was mainly due to an increase in auditing fees by $33,000, an increase in stock transfer fee by $1,497 and an increase in legal fees by $1,238, but partly offset by a decrease in accounting fee by $3,300 and a decrease in professional fee by $479.

Non-operating expenses

Non-operating expenses was $1,379 for the three months ended June 30, 2025, compared to non-operating expenses of $648 for the three months ended June 30, 2024. For the three months ended June 30, 2025, non-operating expenses mainly consisted of interest expense on EIDL of $931 and interest expense on convertible notes of $448. For the three months ended June 30, 2024, non-operating expenses mainly consisted of interest expense on EIDL of $958 and interest expense on convertible notes of $185, which was partly offset by other income of $496.

Liquidity and Capital Resources

The table below provides selected working capital information as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Total current assets	$25,897	$85,374
Total current liabilities	231,913	152,786
Working capital (deficit)	$(206,016)	$(67,412)

Liquidity

During the nine months ended June 30, 2025 and 2024, we had net loss of $204,619 and net loss of $62,582, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the nine months ended June 30, 2025 and 2024:

	2025	2024
Net cash used in operating activities	$(205,912)	$(85,769)
Net cash provided by financing activities	146,720	101,615
Net (decrease) increase in cash	$(59,192)	$15,846

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended June 30, 2025 and 2024 was $205,912 and $85,769, respectively. The increase in cash outflow during the nine months ended June 30, 2025 was mainly due to an increased cash outflow resulted from a decrease in net loss after noncash adjustments by $159,267, despite we had a decreased cash outflow on other payables by $22,382 and a decreased cash outflow on lease payment by $17,505.

Cash Flows from Investing Activities

During the nine months ended June 30, 2025, and 2024, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash provided by financing activities for the nine months ended June 30, 2025 was $146,720, and cash provided by financing activities for the nine months ended June 30, 2024 was $101,615. For the nine months ended June 30, 2025, cash provided by financing activities consisted of proceeds from convertible notes of $70,000, and cash advance from CEO of $79,850 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $3,130. For the nine months ended June 30, 2024, cash provided by financing activities consisted of cash advance from CEO of $103,550 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $1,935.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of June 30, 2025, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2025. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2025