Form 10-K
period 2025-09-30
FUSE GROUP HOLDING INC.
filed 2025-12-29
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,835,010 (based on 7,057,730 shares of common stock outstanding held by non-affiliates on such date at $0.26 per share). On September 19, 2024, the Company effected a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”).

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 13,297,143 shares as of December 24, 2025.

Auditor Firm ID:	2485	Auditor Name:	Simon & Edward, LLP	Auditor Location:	California

FUSE GROUP HOLDING INC.

Annual Report on Form 10-K for Fiscal Year Ended September 30, 2025

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“Annual Report”) of Fuse Group Holding Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

ii

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

On June 30, 2023, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Notes made by the Company in favor of Lender on February 15, 2022, March 23, 2022, June 9, 2022, July 1, 2022, August 19, 2022, October 6, 2022, November 7, 2022, December 16, 2022, January 30, 2023, February 24, 2023, April 10, 2023 and May 29, 2023 (the “Notes”), that the Lender elected to convert all of the Notes balances (including principal and interest of the Notes) of $716,767 for 1,592,816 shares of common stock of the Company (the “Shares”) at the conversion price of $0.45 (pre-reverse split) per share. On July 7, 2023, the Shares were issued to the Lender pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

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

On May 15, 2024, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Note made by the Company in favor of Lender on June 29, 2023 (the “Note”), that the Lender elected to convert all of the Note balances (including principal and interest of the Note) of $51,319 for 114,043 shares (pre-reverse split shares) of common stock of the Company (the “Shares”) at the conversion price of $0.45 (pre-reverse split) per share.

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

We were incorporated on December 24, 2013, and as of September 30, 2025, we had accumulated deficit of $8,233,082. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

As of December 24, 2025, Landbond Home Limited (“Landbond”), and its sole director and beneficial owner, Mr. Yong Zhang, directly and indirectly owns 4,209,373 shares, or 31.7%, of our outstanding common stock. Landbond’s beneficial ownership of 31.7% of our issued and outstanding common stock gives it significant influence to the outcome of matters submitted to shareholders for approval in the future, including the election of directors and any merger, consolidation, or sale of all or substantially all of their respective assets. This concentrated ownership could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of their respective assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated ownership could also discourage a potential investor from acquiring our common stock, due to the limited voting power of such shares. As a shareholder, even a major shareholder, Landbond is entitled to vote its shares in its own interests, which may not always be in the interests of our shareholders generally.

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

Our business and services and results of operations was adversely affected by the COVID-19 pandemic. The effects of quarantines, travel restrictions, and the temporary closure of office buildings negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients during the outbreak. These and similar, and perhaps more severe, disruptions of pandemic in our operations could negatively impact our business, operating results and financial condition.

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

As a public company, we do and will continue to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of Sarbanes-Oxley, as well as rules implemented by the SEC and the OTC Markets on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and make some activities more time consuming and costly. If our costs and demands upon management increase disproportionately to the growth of our business and revenue, our operating results could be harmed.

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

ITEM 1C – CYBERSECURITY

As a smaller reporting company with limited business, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. As of the date of this report, we have not adopted an incident response plan as our only access to internet is the use of email account by large websites such as google and yahoo. Our business is managed by only one person, Mr. Umesh Patel, our Chief Executive Office, Chief Financial Officer and director and he is the person oversea our cybersecurity as well. We have a small board with three members including Mr. Patel, who will report and discuss the updates on cybersecurity matters, including material risks and threats to other two non-executive directors of the board.

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

ITEM 2 – PROPERTIES

We lease office space in Arcadia, California for monthly rent of approximately $2,200 pursuant to a lease with a term from December 31, 2018 to November 30, 2021. On February 28, 2022, the Company renewed lease for three more years, commencing on December 1, 2021. The new monthly base rent is $2,243 payable on the first day of each month, with a 6% increase each year. The lease has expired on November 30, 2024. The Company has been negotiating with the landlord for the renewal of the lease. After November 30, 2024, the Company paid lease amount $2,535 month by month.

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

Holders.

As of December 24, 2025, there were 78 record holders of the Company’s common stock and 13,297,143 shares of our Common Stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended September 30, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. Our business and services and results of operations were adversely affected during the outbreak of COVID-19. The pandemic negatively impacted our business development, and disrupted or delayed our mine projects and services to our clients. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 impacted our abilities to visit mines in Mexico and Asian counties as well as to meet with potential clients and mine owners for our consulting business and our own investment in mine projects. The businesses are back to normal in the U.S. and in California, however, the U.S. and global growth forecast are still uncertain, which would seriously affect people’s investment desires in mines in Mexico, Asia and internationally.

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

On June 30, 2023, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Notes made by the Company in favor of Lender on February 15, 2022, March 23, 2022, June 9, 2022, July 1, 2022, August 19, 2022, October 6, 2022, November 7, 2022, December 16, 2022, January 30, 2023, February 24, 2023, April 10, 2023 and May 29, 2023 (the “Notes”), that the Lender elected to convert all of the Notes balances (including principal and interest of the Notes) of $716,767 for 1,592,816 shares (pre-reverse split shares) of common stock of the Company (the “Shares”) at the conversion price of $0.45 (pre-reverse split) per share. On July 7, 2023, the Shares were issued to the Lender pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

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

On May 15, 2024, the Company received a written notice from Liu Marketing (M) SDN BHD (the “Lender”), pursuant to certain Convertible Promissory Note made by the Company in favor of Lender on June 29, 2023 (the “Note”), that the Lender elected to convert all of the Note balances (including principal and interest of the Note) of $51,319 for 114,043 shares (pre-reverse split shares) of common stock of the Company (the “Shares”) at the conversion price of $0.45 (pre-reverse split) per share.

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

Results of operations for the year ended September 30, 2025 and 2024

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

For the year ended September 30, 2025, the Company recorded revenue of $45,942 for the services provided. Our revenue for the year ended September 30, 2024 was $332,024. Our cost of revenues for the year ended September 30, 2025 and 2024 was nil and nil, respectively, resulting in a gross profit of $45,942 and $332,024 for the year ended September 30, 2025 and 2024, respectively. The revenues were generated from the hospitality industry consulting service for both the year ending September 30, 2025 and 2024. The decrease in revenue was mainly due to the lower demands from clients and less consulting services provided.

Costs and Expenses

The major components of our expenses for the year ended September 30, 2025 and 2024 are in the table below:

	2025	2024	Increase (Decrease)

General and administrative	$323,804	$345,710	$(21,906)
Consulting fees	-	19,667	(19,667)
Total operating expenses	$323,804	$365,377	$(41,573)

The decrease in our general and administrative expenses for the year ended September 30, 2025, compared to the year ended September 30, 2024, was mainly due to a decrease in personnel costs by $31,159, a decrease in professional fee by $5,737, a decrease in office expense by $2,615, and a decrease in license and regulatory fee by $1,655, partly offset by an increase in auto expense by $21,813.

Non-operating income (expenses), net

Net non-operating expenses were $3,440 for the year ended September 30, 2025, compared to net non-operating expenses of $4,608 for the year ended September 30, 2024. For the year ended September 30, 2025, non-operating expenses consisted of only interest expense of $3,440. For the year ended September 30, 2024, non-operating expenses mainly consisted of interest expense of $5,104, which was partly offset by other income of $496.

Liquidity and Capital Resources

The table below provides selected working capital information as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Total current assets	$34,678	$85,374
Total current liabilities	390,293	152,786
Working capital (deficit)	$(355,615)	$(67,412)

Liquidity

During the year ended September 30, 2025 and 2024, we had net loss of $283,702 and net loss of $40,361, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the year ended September 30, 2025 and 2024:

	2025	2024
Net cash used in operating activities	$(289,894)	$(60,009)
Net cash provided by financing activities	243,453	101,022
Net (decrease) increase in cash	$(46,441)	$41,013

Cash Flows from Operating Activities

Our cash used in operating activities for the year ended September 30, 2025 and 2024 was $289,894 and $60,009, respectively. The increase in cash outflow during the year ended September 30, 2025 was mainly due to an increased cash outflow resulted from an increase in net loss after noncash adjustments by $267,763, despite we had a decreased cash outflow on other payable by $12,886 and a decreased cash outflow on lease payment by $25,110.

Cash Flows from Investing Activities

During the year ended September 30, 2025, and 2024, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended September 30, 2025 was $243,453, and cash provided by financing activities for the year ended September 30, 2024 was $101,022. For the year ended September 30, 2025, cash provided by financing activities consisted of proceeds from convertible notes of $70,000, and proceeds from loan payable of $294,567, which was partly offset by repayment to related party of $117,369 and repayment to EIDL loan of $3,745. For the year ended September 30, 2024, cash provided by financing activities consisted of cash advance from related party of $103,550 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $2,528.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance-sheet arrangements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On August 21, 2025, the Board of Directors of Fuse Group Holding Inc. (the “Company”) approved the dismissal of KCCW Accountancy Corp. (“KCCW”) as the Company’s independent registered public accounting firm, effective immediately.

KCCW’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended September 30, 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended September 30, 2024 contained an uncertainty about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2024, and in the subsequent interim period through August 20, 2025, there were (i) no disagreements between the Company and KCCW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KCCW, would have caused KCCW to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as noted in the following paragraph:

During the fiscal years ended September 30, 2024, and through the interim period ended August 20, 2025, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended June 30, 2025, the Company’s management determined that the Company’s internal controls over financial reporting was not effective as of the end of such period due to the existence of material weaknesses related to the following:

1. We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2. We did not implement appropriate information technology controls. As of August 20, 2025, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

These material weaknesses have not been remediated as of the date of dismissal of KCCW.

On August 21, 2025, the Company’s Board of Directors approved the engagement of Simon & Edward, LLP (“Simon & Edward”), as the Company’s independent registered public accounting firm, effective as of August 21, 2025. The Board of Directors also approved Simon & Edward to act as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2025.

During the Company’s two most recent fiscal years and through August 20, 2025, neither the Company nor anyone on its behalf consulted Simon & Edward regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by Simon & Edward that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of the fiscal year ended September 30, 2025. This evaluation was conducted with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”).

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

With the participation of management, our CEO and CFO evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2025. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were ineffective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

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

Management, with the participation of the CEO and CFO, assessed the effectiveness of our ICFR as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the CEO and CFO, believes that, as of September 30, 2025, our ICFR reporting is not effective based on those criteria. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of ICFR as of September 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee. While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statements. Currently, the BOD acts in the capacity of an audit committee.

2. We did not implement appropriate information technology controls. As of September 30, 2025, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

As a result of the material weaknesses described above, management concluded the Company did not maintain effective ICFR as of September 30, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of December 24, 2025 the names, positions and ages of our current executive officers and directors. Our directors serve until the next meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Umesh Patel (1)	69	Director, Chief Executive Officer and Chief Financial Officer
Kai Xu (2)	27	Director
Anming Jiang (2)	33	Director

(1)	Mr. Patel has served as a director and the Company’s CEO since February 15, 2017 and Chief Financial Officer since November 28, 2022.
(2)	Each of Mr. Xu and Mr. Jiang was appointed as a director of the Board on September 15, 2025.

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

Kai Xu

Mr. Kai Xu has worked at Shanghai Weixun Education Technology Co., Ltd. since July 2023. Mr. Xu worked at Shanghai Ruitian Investment and Technology Co., Ltd., from February 2022 until July 2023. Mr. Xu received his dual bachelor’s degrees in Literature and Science from Shandong University in China in 2020. Mr. Xu obtained his master’s degree of Science in Finance, specializing in Wealth and Asset Management, from Washington University in St. Louis, U.S. in 2022.

Anming Jiang

Mr. Anming Jiang has served as the head of the international trade department of Sinopharm Traditional Chinese Medicine Co., Ltd. since 2013. Mr. Jiang received his bachelor’s degree in Business Administration from Zhuhai City Polytechnic in 2013.

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

Summary Compensation of Named Executive Officers

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended September 30, 2025 and 2024:

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Umesh Patel (1)	2025	80,667	-	-	-	-	-	-	80,667
	2024	88,000	-	-	-	-	-	-	88,000

(1)	Mr. Patel was appointed as the CEO and a director on February 15, 2017 and as the CFO on November 28, 2022.

Outstanding Equity Awards at September 30, 2025

There were no outstanding stock options and stock awards held by our NEOs as of September 30, 2025.

Compensation of Directors

Our directors did not receive compensation for their service on the BOD for the fiscal years ended September 30, 2025 and 2024.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of December 24, 2025 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 13,297,143 shares of our Common Stock outstanding as of December 24, 2025. On September 19, 2024, the Company effected a 1-for-5 reverse stock split of the Company’s authorized shares of common stock, par value $0.001, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of December 24, 2025 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of December 24, 2025 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Fuse Group Holding Inc., 805 W. Duarte Rd., Suite 102, Arcadia, CA 91007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Landbond Home Limited (1)	4,209,373	31.7%
E Zhao	1,397,537	10.5%
Cuixia Sun	1,318,537	9.9%
Chau-Ho Chen	1,308,537	9.8%
Umesh Patel, CEO, CFO and director (2)	632,503	4.8%
Kai Xu, director	-	-%
Anming Jiang, director	-	-%
All current directors and executive officers as a group (3 persons)	632,503	4.8%

(1)	Mr. Yong Zhang is the sole director and beneficial owner of the securities held of record by Landbond Home Limited.

(2)	Including 32,503 shares that are directly owned by Umesh Patel and 600,000 shares owned by Umesh Patel and Trupit Patel Family Trust.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2025, the Company had advance of $22,154 from its CEO, for the Company’s working capital needs. The advance from its CEO did not bear any interest, and payable upon demand. Other than that, we did not enter into any transactions with our directors, officers, persons who own more than five percent of our common stock and any other related parties, or with their relatives and entities they control.

Director Independence

Our board of directors has determined that Mr. Kai Xu and Mr. Anming Jiang are qualified as “independent” as the term is defined by Nasdaq Rule as 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years ended September 30, 2025 and 2024. All of the services described in the following fee table were approved in conformity with the BOD’s pre-approval process.

	2025	2024
Audit Fees – KCCW Accountancy Corp.	$24,000	49,000
Audit Fees – Simon & Edward LLP	27,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$51,000	49,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by KCCW Accountancy Corp. and Simon & Edward LLP.

On April 5, 2022, the Company’s Board of Directors approved the engagement of KCCW Accountancy Corp. (“KCCW”), as the Company’s independent registered public accounting firm, effective as of April 5, 2022. KCCW provided professional services for the audit of our fiscal year 2024 financial statement and review of our quarterly financial statements for fiscal year ended September 30, 2025. $49,000 was paid to KCCW during the fiscal year ended September 30, 2024 and $24,000 was paid to KCCW during the fiscal year ended September 30, 2025.

On August 21, 2025, the Company’s Board of Directors approved the engagement of Simon & Edward, LLP (“Simon & Edward”) as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2025. During the fiscal year ended September 30, 2025, Simon & Edward provided professional services for the audit of our annual financial statements.

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

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.2	Certificate of Change, dated May 19, 2017. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2017.
3.3	Certificate of Change, date April 30, 2019. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on May 1, 2019.
3.4	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 24, 2015.
3.5	Amended and Restated Bylaws. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on May 1, 2019.
3.6	Certificate of Change, date September 19, 2024. Incorporated by reference to the Company’s Current Report on Form 8-K filed with SEC on September 23, 2024.
10.1	Consulting and Strategist Agreement, by and between Fuse Processing, Inc. and Brilliant Star Investment Inc., dated January 4, 2017. Incorporated by reference to the Company’s Form 10-Q filed on May 11, 2017.
10.2	Share Exchange Agreement by and among the Company, Fuse Processing, Inc., Choo Keam Hui, Goh Hau Guan, Lim Hui Sing, Teh Boon Nee and Tia Chai Teck dated on February 9, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2021, amended on September 28, 2021.
10.3	Share Exchange Agreement by and among the Company, Fuse Biotech, Inc. E-Mo Biotech Holding Inc., Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd dated on March 11, 2021, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2021, amended on October 1, 2021.
10.4	Termination Agreement by and among the Company, Fuse Biotech, Inc. E-Mo Biotech Holding Inc., Qiyi Xie, Quan Qinghua, Jing Li and HWG Capital Sdn Bhd dated on September 30, 2021. incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2021.

10.5	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated January 30, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.
10.6	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated January 30, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.
10.7	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated February 24, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.
10.8	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated February 24, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.
10.9	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated April 10, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.
10.10	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated April 10, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2023.
10.11	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated May 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2023.
10.12	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated May 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2023.
10.13	Convertible Promissory Notes Purchase Agreement by and between Fuse Group Holding, Inc. and Liu Marketing (M) Sdn. Bhd, dated June 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.
10.14	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Liu Marketing (M) Sdn. Bhd., dated June 29, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.
10.15	Consulting Agreement by and between Fuse Group Holding, Inc. and Beijing Jixiang Fengqi Tech Company Limited, dated December 13, 2023, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2023.
10.16	Convertible Promissory Note Purchase Agreement by and between Fuse Group Holding, Inc. and Chen Fei Li, dated March 21, 2025, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 10, 2025.
10.17	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Chen Fei Li, dated March 21, 2025, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 10, 2025
10.18	Convertible Promissory Note Purchase Agreement by and between Fuse Group Holding, Inc. and Chen Fei Li, dated May 1, 2025, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2025.
10.19	Convertible Promissory Note, issued by Fuse Group Holding, Inc. to Chen Fei Li, dated May 1, 2025, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 2, 2025.
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Registrant. *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Management agreement.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of

Fuse Group Holding Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Group Holding Inc. and subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses, an accumulated deficit, and negative cash flows from operating, which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2025.
PCAOB ID: 2485
Rowland Heights, California
December 29, 2025.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fuse Group Holding, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fuse Group Holding, Inc. and its subsidiaries (the “Company”) as of September 30, 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of September 30, 2024, the Company had recurring losses from operations, an accumulated deficit, and a negative cash flows from operating activities. As such, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

December 26, 2024

 FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$21,160	$67,601
Prepaid expenses and other receivable	13,518	13,000
Right-of-use asset, net	-	4,773
Total Current Assets	34,678	85,374

TOTAL ASSETS	$34,678	$85,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued interest	$1,005	$-
Other payable	-	6,414
Lease liability	-	5,038
Loan payable	297,134	1,811
Due to related party	22,154	139,523
Total Current Liabilities	320,293	152,786

Loan payable	94,886	99,387
Convertible notes payable	70,000	-

TOTAL LIABILITIES	485,179	252,173

CONTINGENCIES AND COMMITMENTS	-	-

Stockholders’ Deficit
Common stock: 75,000,000 shares authorized; $0.001 par value 13,297,143 and 13,296,986 shares issued and outstanding at September 30, 2025 and 2024, respectively *	13,297	13,297
Additional Paid-in Capital	7,769,284	7,769,284
Accumulated deficit	(8,233,082)	(7,949,380)
Total Stockholders’ Deficit	(450,501)	(166,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,678	$85,374

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2025	2024

Revenue	$45,942	$332,024
Cost of revenue	-	-
Gross Profit	45,942	332,024

Operating Expenses
General and administrative	323,804	345,710
Consulting fees	-	19,667
Total Operating Expenses	323,804	365,377

Loss from operations	(277,862)	(33,353)

Non-operating income (expenses)
Interest expense	(3,440)	(5,104)
Other income	-	496
Total non-operating expenses, net	(3,440)	(4,608)

Loss before income tax	(281,302)	(37,961)

Provision for income tax	2,400	2,400

Net loss	$(283,702)	$(40,361)

Basic and dilutive net loss per common share
Basic and dilutive	$(0.02)	$(0.00)

Weighted average number of common shares outstanding *
Basic and dilutive	13,297,143	13,282,835

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares *	Amount	Capital	Deficit	Total

Balance at September 30, 2023	13,274,177	$13,274	$7,717,988	$(7,909,019)	$(177,757)

Conversion of note into common shares	22,809	23	51,296	-	51,319

Net loss	-	-	-	(40,361)	(40,361)

Balance at September 30, 2024	13,296,986	$13,297	$7,769,284	$(7,949,380)	$(166,799)

Issuance of shares for fractional rounding due to stock reverse split	157	-	-	-	-

Net loss	-	-	-	(283,702)	(283,702)

Balance at September 30, 2025	13,297,143	$13,297	$7,769,284	$(8,233,082)	$(450,501)

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(283,702)	$(40,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	455
Operating lease expense	4,805	28,772
Changes in operating assets and liabilities:
Prepaid expenses	(518)	(332)
Other payable	(6,414)	(19,300)
Accrued interest	1,005	937
Payment of lease liability	(5,070)	(30,180)
Net Cash (Used in) Operating Activities	(289,894)	(60,009)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	70,000	-
Proceeds from loan payable	294,567	-
Repayment of loan payable	(3,745)	(2,528)
Advances from (repayment to) related party	(117,369)	103,550
Net Cash Provided by Financing Activities	243,453	101,022

Net change in cash and cash equivalents	(46,441)	41,013
Cash and cash equivalents, beginning of period	67,601	26,588
Cash and cash equivalents, end of period	$21,160	$67,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$2,435	$4,167

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for conversion of note	$-	$51,319

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

Principle of Consolidation

The consolidated financial statements include the accounts of Fuse Group and its subsidiaries, Processing, and Biotech. All significant inter-company accounts and transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period’s accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no effect on the reported results of operations.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $21,160 and $67,601 in cash at September 30, 2025 and 2024, respectively.

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

As of September 30, 2025 and 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on September 30, 2025 and 2024.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months. For the year ended September 30, 2025 and 2024, total revenue of $45,942 and $332,024 consisted of hospitality industry consulting service revenue.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of September 30, 2025, the Company had no unrecognized tax benefits and there were no charges during the year ended September 30, 2025, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2025. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2021 and thereafter are subject to examination by the relevant taxing authorities.

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

For the years ended September 30, 2025 and 2024, approximately 212,121 and 0 shares issuable upon conversion of notes were excluded from the diluted loss per share calculation as their effect would be anti-dilutive.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The Company has adopted ASU 2023-07 for the year ended September 30, 2025 and Management believes that no significant segment expenses need separate disclosure.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,233,082 at September 30, 2025, the Company incurred net loss of $283,702 for the year ended September 30, 2025, and the Company had cash outflow from operating activities of $289,894 for the year ended September 30, 2025. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2025 and 2024 consisted of the following：

	September 30, 2025	September 30, 2024
Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,746)
Office furniture, net	-	-
Total property and equipment, net	$-	$-

Depreciation for the year ended September 30, 2025 and 2024 was nil and $455, respectively.

Note 5 – Prepaid Expenses and Other Receivable

As of September 30, 2025, prepaid expenses consisted of prepaid OTC listing fee of $13,350 and other receivable of $168. As of September 30, 2024, prepaid expenses mainly consisted of prepaid OTC listing fee of $13,000.

Note 6 – Convertible Notes

Convertible notes at September 30, 2025 and 2024 consisted of the following:

	Convertible Notes
	September 30, 2025	September 30, 2024
Convertible notes – current	$-	$-
Convertible notes – non-current, interest at 3% per annum payable on March 20, 2026 and 2027, mature 24-month from March 21, 2025, convertible to common stock at $0.33 per share	40,000	-
Convertible notes – non-current, interest at 3% per annum payable on May 1, 2026 and 2027, mature 24-month from May 1, 2025, convertible to common stock at $0.33 per share	30,000	-
Accrued interest	1,005	-
Total outstanding balance	$71,005	$-

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

As of September 30, 2025, the Company had outstanding convertible notes and accrued interest of $70,000 and $1,005, respectively. As of September 30, 2024, the Company had outstanding convertible notes and accrued interest of $Nil and $Nil, respectively. For year ended September 30, 2025 and 2024, the Company recorded $1,005 and $937 interest expense for the convertible promissory notes, respectively.

Note 7– Other Payables

As of September 30, 2025 and 2024, the Company had other payables of $0 and $6,414, respectively. As of September 30, 2024, other payables mainly consisted of salary payable of $4,801, and payroll tax payable of $1,613.

Note 8 – Loans Payable

On June 24, 2020, Fuse Biotech received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, instalment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the year ended September 30, 2025 and 2024, the Company recorded $2,435 and $4,167 interest expense for the EIDL loan, respectively. For the year ended September 30, 2025 and 2024, the Company made $6,180 and $6,695 (including principal and interest) repayment of the EIDL loan, respectively.

As of September 30, 2025, the future minimum principal amount of EIDL loan to be paid by years are as follows:

Year Ending September 30,	Amount
2026	$2,567
2027	2,567
2028	2,567
2029	2,567
2030	2,567
Thereafter	84,618
Total	$97,453

During the year ended September 30, 2025, Processing received total loans of $270,085 from Sansage Capital Co. Limited. The loans are non-interest bearing with no stated maturity dates.

On September 29, 2025, Processing received a loan of $24,482 from Jiaming Dong. The loan is non-interest bearing with no stated maturity date.

Note 9 – Due to Related Party

As of September 30, 2025 and 2024, the Company had advance of $22,154 and $139,523 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 10 – Income Tax

At September 30, 2025 and 2024, the Company had net operating loss (“NOL”) carry-forwards for income tax purposes. For federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carry-back period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The Company estimated NOL carry-forwards for Federal income tax purposes of $5.44 million at September 30, 2025. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.58 million as of September 30, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of September 30, 2025 and 2024 are as follows:

	September 30, 2025	September 30, 2024
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$1,578,206	$1,502,064
Allowance for non-current prepaid expense	-	279,836
Lease expense under ASU 842	-	168
Less valuation allowance	(1,578,206)	(1,782,068)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the year ended September 30, 2025 and 2024 is as follows:

	2025	2024

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.13)%	(0.66)%
Change in valuation allowance on net operating loss carry-forwards	27.98%	27.98%
Effective income tax rate	0.85%	6.32%

Note 11 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the year ended September 30, 2025 and 2024, the Company recorded consulting revenue of $45,942 and $332,024 for the services provided, respectively.

For the year ended September 30, 2025, the Company had two customers, which accounted for 43.4% and 56.6% of the Company’s revenue.

For the year ended September 30, 2024, the Company had one customer, which accounted for 100% of the Company’s revenue.

Note 12 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 2,857,143 (or 14,285,715 pre-reverse split) shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of September 30, 2025 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 13 – Commitments

Consulting and Service Agreements

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the year ended September 30, 2025 and 2024, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Fuse Group Holding Inc.

	By:	/s/ Umesh Patel
Umesh Patel
Date: December 29, 2025		Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and accounting officer)

Name and Title	Date

/s/ Umesh Patel
Umesh Patel	December 29, 2025
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and accounting officer)

/s/ Kai Xu
Kai Xu	December 29, 2025
(Director)

/s/ Anming Jiang
Anming Jiang	December 29, 2025
(Director)