Form 10-Q
period 2025-12-31
FUSE GROUP HOLDING INC.
filed 2026-02-12
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2026 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	13,297,143

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$20,472	$21,160
Prepaid expenses and other receivable	9,513	13,518
Total Current Assets	29,985	34,678

TOTAL ASSETS	$29,985	$34,678

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,452	$-
Accrued interest	1,539	1,005
Loan payable	319,079	297,134
Due to related party	25,153	22,154
Total Current Liabilities	350,223	320,293

Loan payable	92,755	94,886
Convertible notes payable	70,000	70,000

TOTAL LIABILITIES	512,978	485,179

CONTINGENCIES AND COMMITMENTS	-	-

Stockholders' Deficit
Common stock: 75,000,000 shares authorized; $0.001 par value 13,297,143 and 13,297,143 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	13,297	13,297
Additional Paid-in Capital	7,769,284	7,769,284
Accumulated deficit	(8,265,574)	(8,233,082)
Total Stockholders' Deficit	(482,993)	(450,501)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,985	$34,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2025	2024

Revenue	$7,683	$19,942
Cost of revenue	-	-
Gross Profit	7,683	19,942

Operating Expenses
General and administrative	38,828	66,798
Total Operating Expenses	38,828	66,798

Loss from operations	(31,145)	(46,856)

Non-operating income (expenses)
Interest expense	(1,347)	(947)
Total non-operating expenses, net	(1,347)	(947)

Loss before income tax	(32,492)	(47,803)

Provision for income tax	-	2,400

Net loss	$(32,492)	$(50,203)

Basic and dilutive net loss per common share
Basic and dilutive	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and dilutive	13,297,143	13,297,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares *	Amount	Capital	Deficit	Total

Balance at September 30, 2024	13,296,986	$13,297	$7,769,284	$(7,949,380)	$(166,799)

Rounding due to stock reverse split	157	-	-	-	-

Net loss	-	-	-	(50,203)	(50,203)

Balance at December 31, 2024	13,297,143	$13,297	$7,769,284	$(7,999,583)	$(217,002)

Balance at September 30, 2025	13,297,143	$13,297	$7,769,284	$(8,233,082)	$(450,501)

Net loss	-	-	-	(32,492)	(32,492)

Balance at December 31, 2025	13,297,143	$13,297	$7,769,284	$(8,265,574)	$(482,993)

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,492)	$(50,203)
Net income from discontinued operations
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease expense	-	4,803
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	4,005	3,683
Accounts payable and accrued liabilities	4,451	-
Other payable	-	(1,400)
Accrued interest	534	-
Payment of lease liability	-	(5,070)
Net Cash (Used in) Operating Activities	(23,502)	(48,187)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	22,000	-
Repayment of loan payable	(2,186)	(598)
Advances from (repayment to) related party	3,000	-
Net Cash Provided by Financing Activities	22,814	(598)

Net change in cash and cash equivalents	(688)	(48,785)
Cash and cash equivalents, beginning of period	21,160	67,601
Cash and cash equivalents, end of period	$20,472	$18,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$2,400
Cash paid for interest	$813	$947

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $20,472 and $21,160 in cash at December 31, 2025 and September 30, 2025, respectively.

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

As of December 31, 2025 and September 30, 2025, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on December 31, 2025 and September 30, 2025.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months. For the three months ended December 31, 2025 and 2024, total revenue of $7,683 and $19,942 consisted of hospitality industry consulting service revenue.

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

For the three months ended December 31, 2025 and 2024, approximately 212,121 and 0 shares issuable upon conversion of notes were excluded from the diluted loss per share calculation as their effect would be anti-dilutive.

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

From December 1, 2018 to November 30, 2024, the Company leased premises for office under non-cancellable operating lease. Operating lease payments are expensed over the term of lease. The Company’s lease did not include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company had no legal or contractual asset retirement obligations at the end of the lease. Operating leases were included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.

After November 30, 2024, the Company leased premises for office month to month. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option. Hence, the Company does not recognize any operating lease ROU assets and operating lease liabilities for short-term leases. The Company has stopped paying for month to month lease since July 2025.

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

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11 which is intended to improve the navigability of the guidance in ASC 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2024-04 will have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the relevant expense captions on the consolidated statements of income. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. In January 2025, the FASB issued ASU 2025-01, clarifying the effective date. The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2024-03 and ASU 2025-01 will have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04 that clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. The guidance is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The guidance can be applied either prospectively or retrospectively. The Company’s management does not believe the adoption of ASU 2024-04 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has no material impact on the Company's financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has no material impact on the Company’s financial statements and disclosures.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,265,574 at December 31, 2025, the Company incurred net loss of $32,492 for the three months ended December 31, 2025, and the Company had cash outflow from operating activities of $23,502 for the three months ended December 31, 2025. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2025 and September 30, 2025 consisted of the following：

	December 31, 2025	September 30, 2025
Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,746)
Office furniture, net	-	-
Total property and equipment, net	$-	$-

Depreciation for the three months ended December 31, 2025 and 2024 was nil for both periods.

Note 5 – Prepaid Expenses and Other Receivable

As of December 31, 2025, prepaid expenses consisted of prepaid OTC listing fee of $9,345 and other receivable of $168. As of September 30, 2025, prepaid expense mainly consisted of prepaid OTC listing fee of $13,350 and other receivable of $168.

Note 6 – Convertible Notes

Convertible notes at December 31, 2025 and September 30, 2025 consisted of the following:

	Convertible Notes
	December 31, 2025	September 30, 2025
Convertible notes – current	$-	$-
Convertible notes – non-current, interest at 3% per annum payable on March 20, 2026 and 2027, mature 24-month from March 21, 2025, convertible to common stock at $0.33 per share	40,000	40,000
Convertible notes – non-current, interest at 3% per annum payable on May 1, 2026 and 2027, mature 24-month from May 1, 2025, convertible to common stock at $0.33 per share	30,000	30,000
Accrued interest	1,539	1,005
Total outstanding balance	$71,539	$71,005

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

As of December 31, 2025, the Company had outstanding convertible notes and accrued interest of $70,000 and $1,539, respectively. As of September 30, 2025, the Company had outstanding convertible notes and accrued interest of $70,000 and $1,005, respectively. For the three months ended December 31, 2025 and 2024, the Company recorded $533 and $Nil interest expense for the convertible promissory notes, respectively.

Note 7 – Loans Payable

On June 24, 2020, Fuse Processing received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. For the three months ended December 31, 2025 and 2024, the Company recorded $813 and $947 interest expense for the EIDL loan, respectively. For the three months ended December 31, 2025 and 2024, the Company made $1,545 and $1,545 (including principal and interest) repayment of the EIDL loan, respectively.

As of December 31, 2025, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending December 31,	Amount
2026	$2,512
2027	2,512
2028	2,512
2029	2,512
2030	2,512
Thereafter	82,707
Total	$95,267

As of December 31, 2025, Processing received total loans of $270,085 from Sansage Capital Co. Limited. The loans are non-interest bearing with no stated maturity dates.

During the three months ended December 31, 2025, Processing received total loans of $22,000 from two individuals. The loans are non-interest bearing with no stated maturity dates.

On November 14, 2025, Processing received a loan of $10,000 from Jiaming Dong. The loan is non-interest bearing with no stated maturity date. As of December 31, 2025, the carrying amount of the loan payable to Jiaming Dong is $34,482.

On December 30, 2025, Processing received a loan of $12,000 from Ling Zhang. The loan is non-interest bearing with no stated maturity date.

Note 8 – Due to Related Party

As of December 31, 2025 and September 30, 2025, the Company had advance of $25,153 and $22,154 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 9 – Income Tax

The Company is subject to taxation in the United States (USA) at the tax rate of 21%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of December 31, 2025, the Company had no unrecognized tax benefits and there were no charges during the three months ended December 31, 2025, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of December 31, 2025. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2021 and thereafter are subject to examination by the relevant taxing authorities. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the three months ended December 31, 2025 and 2024, the Company recorded consulting revenue of $7,683 and $19,942 for the services provided, respectively.

For the three months ended December 31, 2025 and 2024, the Company had one customer, which accounted for 100% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 2,857,143 (or 14,285,715 pre-reverse split) shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of December 31, 2025 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 12 – Commitments

Consulting and Service Agreements

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the three months ended December 31, 2025 and 2024, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

Note 13 – Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued.

-	On January 30, 2026, the Company issued Convertible Promissory Notes to three Chinese investors with a total amount of $275,000 bearing interests at the rate of 5% per annum and maturing in 24 months. The Notes are convertible into shares of common stock of the Company at $0.07 per share at the holders’ option and were issued under Regulation S exemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Form 10K) and those set forth from time to time in our other filings with the SEC. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2024 Form 10-K.

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

On January 30, 2026, the Company, entered into three Convertible Promissory Note Purchase Agreements (the “Agreements”) with three investors, all of whom are Chinese citizens (the “Purchasers”). Pursuant to the Agreements, the Company sold three Convertible Promissory Notes to the Purchasers with a total principal amount of $275,000 (the “Notes”). Each of the Notes bears interest at the rate of 5% per annum, which are payable on the Maturity Date. Each of the Notes will mature on the date that is twenty-four months from the date that the purchase price of such Note is paid to the Company (the “Maturity Date”). Any outstanding principal and interest on any of the Notes may be converted to the shares of common stock of the Company at its holder’s option at a conversion price of $0.07 per share at any time until the total outstanding balance of such Note is paid. The Notes were sold to the Purchasers pursuant to an exemption from registration under Regulation S, promulgated under the Securities Act of 1933, as amended.

Results of operations for the three months ended December 31, 2025 and 2024

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

For the three months ended December 31, 2025, the Company recorded revenue of $7,683 for the services provided. Our revenue for the three months ended December 31, 2024 was $19,942. Our cost of revenues for the three months ended December 31, 2025 and 2024 was nil and nil, respectively, resulting in a gross profit of $7,683 and $19,942 for the three months ended December 31, 2025 and 2024, respectively. The revenues were generated from the hospitality industry consulting service for both periods. The decrease in revenue was mainly due to the lower demands from clients and less consulting services provided.

Costs and Expenses

The major components of our expenses for the three months ended December 31, 2025 and 2024 are in the table below:

	2025	2024	Increase (Decrease)

General and administrative	$38,828	$66,798	$(27,970)
Total operating expenses	$38,828	$66,798	$(27,970)

The decrease in our operating expenses for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, was mainly due to a decrease in personnel costs by $44,060, a decrease in rent by $7,340, and a decrease in utility expense by $1,759 partly offset by an increase in professional fee by $25,854 and an increase in license and regulatory fee by $805.

Non-operating expenses

Non-operating expenses was $1,347 for the three months ended December 31, 2025, compared to non-operating expenses of $947 for the three months ended December 31, 2024. For the three months ended December 30, 2025, non-operating expenses mainly consisted of interest expense on EIDL of $814 and interest expense on convertible notes of $533. For the three months ended December 31, 2024, non-operating expenses mainly consisted of interest expense on EIDL of $947.

Liquidity and Capital Resources

The table below provides selected working capital information as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Total current assets	$29,985	$34,678
Total current liabilities	350,223	320,293
Working capital (deficit)	$(320,238)	$(285,615)

Liquidity

During the three months ended December 31, 2025 and 2024, we had net loss of $32,492 and net loss of $50,203, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the three months ended December 31, 2025 and 2024:

	2025	2024
Net cash used in operating activities	$(23,502)	$(48,187)
Net cash provided by financing activities	22,814	(598)
Net (decrease) increase in cash	$(688)	$(48,785)

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended December 31, 2025 and 2024 was $23,502 and $48,187, respectively. The decrease in cash outflow during the three months ended December 31, 2025 was mainly due to a decreased cash outflow resulted from a decrease in net loss after noncash adjustments by $12,908, a decreased cash outflow on accounts payable and accrued liabilities by $4,451, a decreased cash outflow on other payable by $1,400 and a decreased cash outflow on lease payment by $5,070.

Cash Flows from Investing Activities

During the three months ended December 31, 2025, and 2024, we did not have any investing activities.

Cash Flows from Financing Activities

Our cash provided by financing activities for the three months ended December 31, 2025 was $22,814, and cash used in financing activities for the three months ended December 31, 2024 was $598. For the three months ended December 31, 2025, cash provided by financing activities consisted of proceeds from loan payable of $22,000, and cash advance from CEO of $3,000 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $2,186. For the three months ended December 31, 2024, cash used in financing activities consisted of repayment to EIDL loan of $598.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of December 31, 2025, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended December 31, 2025. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 12, 2026