Form 10-Q
period 2026-06-30
FUSE GROUP HOLDING INC.
filed 2026-07-31
CIK 1636051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2026 is as follows:

Class	Share Outstanding
Common Stock, $0.001 par value per share	17,225,716

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,901	$21,160
Prepaid expenses and other receivable	18,003	13,518
Total Current Assets	35,904	34,678

TOTAL ASSETS	$35,904	$34,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued interest	$4,452	$1,005
Loan payable	130,449	297,134
Convertible notes payable, current portion	70,000	-
Due to related party	121,253	22,154
Total Current Liabilities	326,154	320,293

Loan payable	-	94,886
Convertible notes payable	-	70,000

TOTAL LIABILITIES	326,154	485,179

CONTINGENCIES AND COMMITMENTS	-	-

Stockholders’ Deficit
Common stock: 75,000,000 shares authorized; $0.001 par value 17,225,716 and 13,297,143 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	17,226	13,297
Additional Paid-in Capital	8,040,355	7,769,284
Accumulated deficit	(8,347,831)	(8,233,082)
Total Stockholders’ Deficit	(290,250)	(450,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,904	$34,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$-	$26,000	$7,683	$45,942
Cost of revenue	-	-	-	-
Gross Profit	-	26,000	7,683	45,942

Operating Expenses
General and administrative	23,441	97,819	114,939	246,176
Total Operating Expenses	23,441	97,819	114,939	246,176

Loss from operations	(23,441)	(71,819)	(107,256)	(200,234)

Non-operating income (expenses)
Interest expense	(523)	(1,379)	(5,093)	(1,985)
Total non-operating expenses, net	(523)	(1,379)	(5,093)	(1,985)

Loss before income tax	(23,964)	(73,198)	(112,349)	(202,219)

Provision for income tax	-	-	2,400	2,400

Net loss	$(23,964)	$(73,198)	$(114,749)	$(204,619)

Basic and dilutive net loss per common share
Basic and dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic and dilutive	17,225,716	13,297,143	14,779,352	13,297,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares *	Amount	Capital	Deficit	Total

Balance at September 30, 2024	13,296,986	$13,297	$7,769,284	$(7,949,380)	$(166,799)

Rounding due to stock reverse split	157	-	-	-	-

Net loss	-	-	-	(131,421)	(131,421)

Balance at March 31, 2025	13,297,143	$13,297	$7,769,284	$(8,080,801)	$(298,220)

Net loss	-	-	-	(73,198)	(73,198)

Balance at June 30, 2025	13,297,143	$13,297	$7,769,284	$(8,153,999)	$(371,418)

Balance at September 30, 2025	13,297,143	$13,297	$7,769,284	$(8,233,082)	$(450,501)

Conversion of convertible note	3,928,573	$3,929	$271,071	-	275,000

Net loss	-	-	-	(90,785)	(90,785)

Balance at March 31, 2026	17,225,716	$17,226	$8,040,355	$(8,323,867)	$(266,286)

Net loss	-	-	-	(23,964)	(23,964)

Balance at June 30, 2026	17,225,716	$17,226	$8,040,355	$(8,347,831)	$(290,250)

*	retroactively reflect 1-for-5 reverse stock split effective on September 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

FUSE GROUP HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,749)	$(204,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease expense	-	4,804
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(4,485)	(4,487)
Other payable	-	2,980
Accrued interest	3,447	480
Payment of lease liability	-	(5,070)
Net Cash Used in Operating Activities	(115,787)	(205,912)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	70,000
Proceeds from loan payable	110,882	-
Repayment of loan payable	(97,453)	(3,130)
Advances from related party	99,099	79,850
Net Cash Provided by Financing Activities	112,528	146,720

Net change in cash and cash equivalents	(3,259)	(59,192)
Cash and cash equivalents, beginning of period	21,160	67,601
Cash and cash equivalents, end of period	$17,901	$8,409

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,400	$2,400
Cash paid for interest	$1,646	$1,505

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for conversion of note	$275,000	$-

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

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be considered cash equivalents. The carrying value of these investments approximates fair value. The Company had $17,901 and $21,160 in cash at June 30, 2026 and September 30, 2025, respectively.

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

As of June 30, 2026 and September 30, 2025, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Accounts Receivable

Accounts receivable represents the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had $0 accounts receivable on June 30, 2026 and September 30, 2025.

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

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the Company’s mine information service, revenue is recognized when the mine information is forwarded to the client. The services of Fuse Group and Processing include due diligence on the potential mine seller and the mine, such as ownership of the mine and whether the mine meets all operation requirements and/or is currently in operation. In addition, the Company expanded its business to provide consulting service to clients in hospitality industry. The Company recognized revenue for both mine information service and hospitality industry consulting service when service is fully provided, usually within a few months. For the nine months ended June 30, 2026 and 2025, total revenue of $7,683 and $45,942 consisted of hospitality industry consulting service revenue. The Company had $0 and $26,000 revenue for the three months ended June 30, 2026 and 2025.

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

For the nine months ended June 30, 2026 and 2025, approximately 212,121 and 212,121 shares issuable upon conversion of notes were excluded from the diluted loss per share calculation as their effect would be anti-dilutive.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the relevant expense captions on the consolidated statements of income. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. In January 2025, the FASB issued ASU 2025-01, clarifying the effective date. The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2024-03 and ASU 2025-01 will have a material impact on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04 that clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all consideration (in form and amount) issuable under the conversion privileges provided in the terms of the existing convertible debt instrument. The guidance is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The guidance can be applied either prospectively or retrospectively. The adoption of ASU 2024-04 has no material impact on the Company’s financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has no material impact on the Company’s financial statements and disclosures.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,347,831 at June 30, 2026, the Company incurred net loss of $114,749 for the nine months ended June 30, 2026, and the Company had cash outflow from operating activities of $115,787 for the nine months ended June 30, 2026. These raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2026 and September 30, 2025 consisted of the following：

	June 30, 2026	September 30, 2025
Computer equipment	$1,852	$1,852
Less accumulated depreciation	(1,852)	(1,852)
Computer equipment, net	-	-

Office furniture	12,746	12,746
Less accumulated depreciation	(12,746)	(12,746)
Office furniture, net	-	-
Total property and equipment, net	$-	$-

Depreciation for the nine and three months ended June 30, 2026 and 2025 was nil for both periods.

Note 5 – Prepaid Expenses and Other Receivable

As of June 30, 2026, prepaid expenses consisted of prepaid OTC listing fee of $17,835 and other receivable of $168. As of September 30, 2025, prepaid expense mainly consisted of prepaid OTC listing fee of $13,350 and other receivable of $168.

Note 6 – Convertible Notes

Convertible notes and related accrued interest at June 30, 2026 and September 30, 2025 consisted of the following:

	Convertible Notes
	June 30, 2026	September 30, 2025
Convertible notes – current:
Convertible notes – current, interest at 3% per annum payable on March 20, 2026 and 2027, mature 24-month from March 21, 2025, convertible to common stock at $0.33 per share	$40,000
Convertible notes – current, interest at 3% per annum payable on May 1, 2026 and 2027, mature 24-month from May 1, 2025, convertible to common stock at $0.33 per share	30,000
Convertible notes – noncurrent:
Convertible notes – non-current, interest at 3% per annum payable on March 20, 2026 and 2027, mature 24-month from March 21, 2025, convertible to common stock at $0.33 per share		$40,000
Convertible notes – non-current, interest at 3% per annum payable on May 1, 2026 and 2027, mature 24-month from May 1, 2025, convertible to common stock at $0.33 per share		30,000
Total outstanding balance	$70,000	$70,000
Accrued interest	2,580	1,005

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

On January 30, 2026, the Company, entered into three Convertible Promissory Note Purchase Agreements with three investors, all of whom are Chinese citizens (the “Purchasers”). Pursuant to the Agreements, the Company sold three Convertible Promissory Notes to the Purchasers with a total principal amount of $275,000 (the “Notes”). Each of the Notes bears interest at the rate of 5% per annum, which are payable on the Maturity Date. Each of the Notes will mature on the date that is twenty-four months from the date that the purchase price of such Note is paid to the Company. Any outstanding principal and interest on any of the Notes may be converted to the shares of common stock of the Company at its holder’s option at a conversion price of $0.07 per share at any time until the total outstanding balance of such Notes is paid. On March 11, 2026, these three Purchasers elected to convert the Notes principal balances of $275,000 for 3,928,573 shares of common stock of the Company at the conversion price of $0.07 per share. As of June 30, 2026, accrued interest related to the $275,000 converted Notes was $1,872.

As of June 30, 2026, the Company had outstanding convertible notes and accrued interest of $70,000 and $4,452, respectively. As of September 30, 2025, the Company had outstanding convertible notes and accrued interest of $70,000 and $1,005, respectively. For the nine months ended June 30, 2026 and 2025, the Company recorded $3,446 and $480 interest expense for the convertible promissory notes, respectively. For the three months ended June 30,2026 and 2025, the Company recorded $524 and $447 interest expense for the convertible promissory notes, respectively.

Note 7 – Loans Payable

On June 24, 2020, Fuse Processing received $105,400 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of loan approval date. On February 26, 2026, the EIDL loan was paid off. For the nine months ended June 30, 2026 and 2025, the Company recorded $1,647 and $1,505 interest expense for the EIDL loan, respectively. For the three months ended June 30, 2026 and 2025, the Company recorded $nil and $932 interest expense for the EIDL loan, respectively. For the nine months ended June 30, 2026 and 2025, the Company made $99,100 and $4,634 (including principal and interest) repayment of the EIDL loan, respectively.

During the nine months ended June 30, 2026, Processing received total loans of $105,966 from three individuals, $53,941 from Ling Zhang, $26,025 from Shuqian Xu, and $26,000 from Shengnan Xu. As of June 30, 2026, the carrying amount of the loan payable to Jiaming Dong is $24,483, to Ling Zhang is $53,941, to Shuqian Xu is $26,025, and to Shengnan Xu is $26,000. The loans are non-interest bearing with no stated maturity dates.

Note 8 – Due to Related Party

As of June 30, 2026 and September 30, 2025, the Company had advance of $121,253 and $22,154 from its CEO, respectively, for the Company’s working capital needs. The advance from its CEO did not bear any interest and was payable upon demand.

Note 9 – Income Tax

The Company is subject to taxation in the United States (USA) at the tax rate of 21%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. As of June 30, 2026, the Company had no unrecognized tax benefits and there were no charges during the nine months ended June 30, 2026, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of June 30, 2026. The Company files a U.S. income tax return. With few exceptions, the U.S. income tax returns filed for the years ending on September 30, 2022 and thereafter are subject to examination by the relevant taxing authorities. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 – Revenue, Cost of Revenue and Major Customers

Fuse Group and Processing provide consulting services to clients for their business development in North America, as well as mining industry acquisition consultation and target search.

For the nine months ended June 30, 2026 and 2025, the Company recorded consulting revenue of $7,683 and $45,942 for the services provided, respectively.

For the three months ended June 30, 2026 and 2025, the Company recorded revenue of $nil and $26,000 for the services provided, respectively.

For the nine months ended June 30, 2026, the Company had one customer, which accounted for 100% of the Company’s revenue. For the three months ended June 30, 2026, the Company had no revenue.

For the nine months ended June 30, 2025, the Company had two customers, which accounted for 43.4% and 56.6% of the Company’s revenue. For the three months ended June 30, 2025, the Company had one customer, which accounted for 100% of the Company’s revenue.

Note 11 – Acquisition of Mining Rights in Mexico

On February 9, 2021, Fuse Group and Processing entered into a Share Exchange Agreement with five individuals who owned Portafolio. Pursuant to the agreement, the Company would issue, in lieu of $1,000,000 cash payment, and deliver to the five sellers 2,857,143 (or 14,285,715 pre-reverse split) shares of common stock of the Company for all the outstanding shares of Portafolio (the “Mexican Shares”) owned by these five sellers upon closing when the five sellers deliver all outstanding shares of Portafolio. Portafolio owns concessions rights to five mineral locations in Mexico. There are no business, no mining operations, no existing contracts for the sale of output, and no permits or licenses to conduct mining operations other than the concessions to explore the five mineral locations. The acquisition has not been completed yet as of June 30, 2026 as the Company was waiting for the completion of the transfer of Mexican Shares from the sellers to the Processing. The transfer of shares of Portafolio to Processing is subject to Mexican government approval, which has not happened yet.

Note 12 – Commitments

Consulting and Service Agreements

Exploratory Drilling Agreement and Related Costs. On April 1, 2018, the Company entered into a contract with an individual owner of a mining concession in Mexico. The mine is located in Mexico, in the state of Sinaloa, Badiraguato municipality, Nocoriba village. The latitude is 25.2520000 and the longitude is -107.225500. The Company started drilling within the concession 10HAAS. For the nine months ended June 30, 2026 and 2025, the Company spent $0 on this mine. If the project is successful, the Company will receive 3% equity in the mine (which percentage will be paid upon successful completion of exploration and drilling of the mine). The mine owner has been in discussion with a potential buyer to purchase this mine. The buyer has analyzed the report of the minerals of this mine, but the project was delayed during the outbreak of the COVID-19 pandemic. The buyer wants more details of the minerals and will conduct more exploration itself to confirm the results of mineral analysis and reserves. The mine owner and Fuse Group have agreed to put Fuse’s exploration on hold until this buyer completes its analysis in preparation for making the acquisition decision.

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

Results of operations for the nine months ended June 30, 2026 and 2025

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

For the nine months ended June 30, 2026, the Company recorded revenue of $7,683 for the services provided. Our revenue for the nine months ended June 30, 2025 was $45,942. Our cost of revenue for the nine months ended June 30, 2026 and 2025 was nil and nil, respectively, resulting in a gross profit of $7,683 and $45,942 for the nine months ended June 30, 2026 and 2025, respectively. The revenues were generated from the hospitality industry consulting service for both periods. The decrease in revenue was mainly due to the lower demands from clients and less consulting services provided.

Costs and Expenses

The major components of our expenses for the nine months ended June 30, 2026 and 2025 are in the table below:

	2026	2025	Increase (Decrease)

General and administrative	$114,939	$246,176	$(131,237)
Total operating expenses	$114,939	$246,176	$(131,237)

The decrease in our operating expenses for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, was mainly due to a decrease in personnel costs of $131,282, a decrease in rent of $22,550, and a decrease in utility expense of $5,455, partly offset by an increase in professional fee of $23,841, and an increase in commission and fee of $4,916.

Non-operating expenses

Non-operating expenses was $5,093 for the nine months ended June 30, 2026, compared to non-operating expenses of $1,985 for the nine months ended June 30, 2025. For the nine months ended June 30, 2026, non-operating expenses mainly consisted of interest expense on EIDL of $1,647 and interest expense on convertible notes of $3,446. For the nine months ended June 30, 2025, non-operating expenses mainly consisted of interest expense on EIDL of $1,505 and interest expense on convertible notes of $480.

Results of operations for the three months ended June 30, 2026 and 2025

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

For the three months ended June 30, 2026 and 2025, the Company recorded revenue of nil and 26,000, respectively. Our cost of revenue for the three months ended June 30, 2026 and 2025 was nil and nil. The decrease in revenue was due to no new order and consulting services provided.

Costs and Expenses

The major components of our expenses for the three months ended June 30, 2026 and 2025 are in the table below:

	2026	2025	Increase (Decrease)

General and administrative	$23,441	$97,819	$(74,378)
Total operating expenses	$23,441	$97,819	$(74,378)

The decrease in our operating expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was mainly due to a decrease in personnel costs of $43,399, a decrease in professional fee of $21,201, a decrease in rent of $7,605, and a decrease in utility expense of $2,205.

Non-operating expenses

Non-operating expenses was $524 for the three months ended June 30, 2026, compared to non-operating expenses of $1,379 for the three months ended June 30, 2025. For the three months ended June 30, 2026, non-operating expenses mainly consisted of interest expense on convertible notes of $524. For the three months ended June 30, 2025, non-operating expenses mainly consisted of interest expense on EIDL of $931 and interest expense on convertible notes of $448.

Liquidity and Capital Resources

The table below provides selected working capital information as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Total current assets	$35,904	$34,678
Total current liabilities	326,154	320,293
Working capital (deficit)	$(290,250)	$(285,615)

Liquidity

During the nine months ended June 30, 2026 and 2025, we had net loss of $114,749 and net loss of $204,619, respectively.

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

Cash Flows

The table below, for the periods indicated, provides selected cash flow information for the nine months ended June 30, 2026 and 2025:

	2026	2025
Net cash used in operating activities	$(115,787)	$(205,912)
Net cash provided by financing activities	112,528	146,720
Net (decrease) in cash	$(3,259)	$(59,192)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2026 and 2025 was $115,787 and $205,912, respectively. For the nine months ended June 30, 2026, the net cash used in operating activities was mainly due to our net loss of $114,749 adjusted for a net decrease of $1,038 in changes in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to an increase of $4,485 in prepaid expenses and other receivables, partially offset by an increase of $3,447 in accrued interest.

Net cash used in operating activities for the nine months ended June 30, 2025 was mainly due to our net loss of $204,619 adjusted for a net decrease of $1,027 in operating assets and liabilities. The net decrease in changes in operating assets and liabilities was attributable primarily to an increase of $4,487 in prepaid expenses and other receivables, partially offset by an increase of $2,980 in other payable, and an increase of $480 in accrued interest.

Cash Flows from Investing Activities

During the nine months ended June 30, 2026, and 2025, we did not have any investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2026 and 2025 was $112,528 and $146,720, respectively. For the nine months ended June 30, 2026, cash provided by financing activities consisted of proceeds from loan payable of $110,882, and cash advance from CEO of $99,099 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $97,453.

Cash provided by financing activities for the nine months ended June 30, 2025 consisted of proceeds from convertible notes of $70,000 and cash advance from CEO of $79,850 for Company’s working capital needs, which was partly offset by repayment to EIDL loan of $3,130.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance-sheet arrangements.

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

2. We did not implement appropriate information technology controls. As of June 30, 2026, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2026. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
July 31, 2026